Form 10-Q
period 1994-12-31
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1995-02-14
CIK 802555

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1994

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from....................to.....................

                        Commission file number 0-15105

                     SCOTT & STRINGFELLOW FINANCIAL, INC.
            (Exact name of Registrant as specified in its charter)

        Virginia                                            54-1315256
State or other jurisdiction of                I.R.S. Employer Identification No.
incorporation or organization


                909 East Main Street Richmond, Virginia 23219
             (Address of principal executive offices) (zip code)

                                (804) 643-1811
             (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No ....




On February 8, 1995, there were 2,097,406 shares of Scott & Stringfellow Financial, Inc. Common stock, par value $.10, issued and outstanding.






                     SCOTT & STRINGFELLOW FINANCIAL, INC.

                                    INDEX

                                                                     Page Number


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Statements of Financial Condition -
          December 31, 1994 (unaudited) and June 24, 1994                  3

          Consolidated Statements of Income (unaudited) -
          Three months ended December 31, 1994 and December 31, 1993       4

          Consolidated Statements of Income (unaudited) -
          Six months ended December 31, 1994 and December 31, 1993         5

          Consolidated Statements of Cash Flows (unaudited) -
          Six months ended December 31, 1994 and December 31, 1993         6

          Notes to Consolidated Financial Statements                       7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                           10

     Item 2. Changes in Securities                                       10

     Item 3. Defaults upon Senior Securities                             10

     Item 4. Submission of Matters to a Vote of Security Holders         10

     Item 5. Other Information                                           10

     Item 6. Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                               10

EXHIBITS















PART 1. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

            SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                                    December 31,       June 24,
                                                        1994             1994

ASSETS
Cash and cash equivalents                           $ 4,540,340     $ 2,410,867
  Cash segregated under Federal regulations               5,722          13,799
  Receivable from brokers, dealers and
    clearing organizations                            2,134,853       1,464,134
  Receivable from customers                          64,027,468      59,700,274
  Trading and investment securities                  14,448,037       8,419,387
  Exchange memberships, at adjusted cost                838,100         838,100
  Equipment and leasehold improvements,
    less depreciation and amortization                2,153,376       2,160,740
  Deferred income taxes                                 147,429         126,429
  Other assets                                        5,575,892       5,568,576

  Total Assets                                     $ 93,871,217    $ 80,702,306

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Drafts payable                                    $ 2,477,069     $ 6,863,048
  Short term bank loans                              14,500,000       2,100,000
  Payable to brokers, dealers and clearing
    organizations                                     1,561,907       2,837,382
  Payable to customers                               44,187,066      38,185,561
  Securities sold under agreements to
    repurchase                                                0          21,250
  Securities sold, not yet purchased,
    at market value                                     648,552         559,032
  Accounts payable, accrued compensation
    and other liabilities                             5,902,907       6,113,846

  Total Liabilities                                  69,277,501      56,680,119

Stockholders' Equity
  Common stock, $0.10 par value; Authorized
    10,000,000 shares; Issued and outstanding
    2,098,534 and 2,102,896 shares                      209,854         210,290
  Additional paid-in capital                          9,770,357       9,671,859
  Retained earnings                                  14,613,505      14,140,038

  Total Stockholders' Equity                         24,593,716      24,022,187

  Total Liabilities and Stockholders' Equity       $ 93,871,217    $ 80,702,306

  See notes to consolidated financial statements.






            SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
      For the Three Months Ended December 31, 1994 and December 31, 1993
                                 (Unaudited)


                                             December 31,  December 31,
                                                1994           1993

REVENUES
  Commissions                               $ 6,474,740    $ 7,114,580
  Principal transactions                      2,733,341      2,047,920
  Investment banking                          1,751,490      2,904,422
  Interest and dividends                      1,385,876      1,044,339
  Advisory and administrative service fees      672,937        624,123
  Other income                                   41,231         59,298

  Total Revenues                             13,059,615     13,794,682

EXPENSES
  Compensation and benefits                   8,183,002      8,786,948
  Communications                                712,921        594,537
  Occupancy and equipment                       594,867        512,302
  Postage, stationery and supplies              419,889        411,263
  Advertising and sales promotion               497,110        426,552
  Brokerage, clearing and exchange fees         258,383        262,208
  Data processing                               228,272        202,011
  Interest                                      418,289        223,962
  Other operating expenses                      955,616        946,374

  Total Expenses                             12,268,349     12,366,157

  Income before income taxes                    791,266      1,428,525

  Income taxes                                  282,000        513,000

  NET INCOME                                  $ 509,266      $ 915,525


  Earnings per share                              $0.24          $0.43

  Dividends declared per share                    $0.10         $0.092

  Weighted average common shares and
    common stock equivalents outstanding      2,101,253      2,113,920



  See notes to consolidated financial statements.











            SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
       For the Six Months Ended December 31, 1994 and December 31, 1993
                                 (Unaudited)


                                            December 31,   December 31,
                                               1994           1993
REVENUES
  Commissions                              $ 12,995,570   $ 13,808,615
  Principal transactions                      5,589,487      4,180,949
  Investment banking                          3,123,935      5,959,720
  Interest and dividends                      2,687,586      1,980,665
  Advisory and administrative service fees    1,317,743      1,186,519
  Other income                                  113,042        121,204

  Total Revenues                             25,827,363     27,237,672

EXPENSES
  Compensation and benefits                  16,303,444     17,383,888
  Communications                              1,452,989      1,233,322
  Occupancy and equipment                     1,147,216      1,018,374
  Postage, stationery and supplies              824,758        765,090
  Advertising and sales promotion               841,773        768,074
  Brokerage, clearing and exchange fees         498,843        525,468
  Data processing                               444,548        402,899
  Interest                                      778,094        437,746
  Other operating expenses                    1,818,969      1,686,686

  Total Expenses                             24,110,634     24,221,547

  Income before income taxes                  1,716,729      3,016,125

  Income taxes                                  618,000      1,105,000

  NET INCOME                                $ 1,098,729    $ 1,911,125


  Earnings per share                              $0.52          $0.90

  Dividends declared per share                    $0.20         $0.167

  Weighted average common shares and
    common stock equivalents outstanding      2,101,732      2,120,257



  See notes to consolidated financial statements.












            SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Six Months Ended December 31, 1994 and December 31, 1993
                                 (Unaudited)

                                                                     December 31,        December 31,
                                                                         1994                1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                         $ 1,098,729         $ 1,911,125
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                                          319,041             296,056
  Deferred income taxes                                                  -21,000             -63,000
  Write down of exchange memberships                                           0               9,950
  Allowance for (recovery of) doubtful accounts                           63,905             163,034
  Changes in assets and liabilities:
  Cash segregated under Federal regulations                                8,077           3,239,474
  Receivable from brokers, dealers and clearing organizations           -670,719          -1,901,035
  Receivable from customers                                           -4,402,194          -3,543,572
  Trading securities                                                  -5,961,862            -558,558
  Other assets                                                          -435,918             980,066
  Payable to brokers, dealers and clearing organizations              -1,275,475            -591,441
  Payable to customers                                                 6,001,505           5,849,320
  Securities sold, but not yet purchased                                  89,520              99,684
  Accounts payable, accrued compensation
    and other liabilities                                               -228,027           1,476,737

Net cash provided by (used for) operating activities                  -5,414,418           7,367,840

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in drafts payable                                        -4,385,979           2,302,775
  Net change in short term bank loans                                 12,400,000          -7,200,000
  Net change in securities sold under agreements to repurchase           -21,250                 363
  Cash dividends                                                        -402,005            -939,413
  Purchase and retirement of common stock                               -344,691            -600,750
  Issuance of common stock                                               236,584             264,531

Net cash provided by (used for) financing activities                   7,482,659          -6,172,494

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of not readily marketable securities                45,523                   0
  Purchases of not readily marketable securities                        -112,310             -17,461
  Purchases of equipment and leasehold improvements                     -307,008            -275,907
  Proceeds from disposition of investment real estate                    804,638                   0
  Proceeds from disposition of equipment                                   2,170               7,500
  Increase in loans receivable                                          -576,516            -271,622
  Repayment of loans receivable                                          204,735              77,998

Net cash provided by (used for) investing activities                      61,232            -479,492

Net increase (decrease) in cash and cash equivalents                   2,129,473             715,854

Cash and cash equivalents at beginning of period                       2,410,867           3,557,831

Cash and cash equivalents at end of period                           $ 4,540,340         $ 4,273,685

Cash paid during the period for interest                               $ 791,488           $ 410,696
Cash paid during the period for income taxes                           $ 483,206         $ 1,090,833

  See notes to consolidated financial statements.

            SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               December 31,1994



1.  BASIS OF PRESENTATION
    The accompanying consolidated financial statements include the accounts of Scott & Stringfellow Financial, Inc. and its subsidiaries (collectively the "Company"), Scott & Stringfellow, Inc. ("S&S"), Scott & Stringfellow Capital Management, Inc. ("SSCM"), and Scott & Stringfellow Realty, Inc. S&S, the Company's principal subsidiary, is a broker-dealer registered under the Securities Exchange Act of 1934. SSCM is an investment advisor registered under the Investment Advisors Act of 1940.

    These interim consolidated financial statements are unaudited; however, such information reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the period in accordance with generally accepted accounting principles. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of the results which might be expected for the full fiscal year. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company's annual audited report for the fiscal year ended June 24, 1994.


2.  NET CAPITAL REQUIREMENTS
    As a registered broker-dealer and a member of the New York Stock Exchange ("NYSE"), the Company's wholly-owned subsidiary, S&S, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1). S&S has elected to utilize the alternative method of the Rule, which prohibits a broker-dealer from engaging in any transactions which would cause its "net capital" to be less than 2% of its "aggregate debit balances" arising from customer transactions, as those terms are defined in the Rule. The NYSE may also impose restrictions on S&S's business if its net capital falls below 5% of aggregate debit balances. At December 31, 1994 S&S's net capital of $16,184,023 was 25% of its aggregate debit balances and was $14,899,273 in excess of its minimum regulatory requirement.


3.  COMMON STOCK
    During the quarter ended December 31, 1994, the Company issued 1,968 shares of common stock pursuant to the exercise of employee stock options for net proceeds of $14,650. The Company also issued 8,675 shares of common stock to the Employee Stock Purchase Plan for net proceeds of $83,876. The Company repurchases its common shares in the open market under a plan approved by the Board of Directors. In the three months ended December 31, 1994, a total of 1,968 shares were repurchased at a cost of $21,648 or $11.00 per share. At December 31, 1994 the company had remaining authority to repurchase 133,000 shares. All per share items for the current and comparative prior periods have been adjusted to reflect the effect of a 6:5 stock split which was distributed as a 20% stock dividend to shareholders on August 26, 1994.


4.  LEGAL PROCEEDINGS
    The Company and its subsidiaries are from time to time named as defendants in legal actions incidental to its securities brokerage and investment banking activities. Management believes that all pending claims and lawsuits of which it has knowledge will be resolved with no material adverse effect on the overall financial condition of the company, although the resolution of such matters might have a material adverse impact on the operating results for a given quarterly accounting period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's primary subsidiary, S&S, conducts a full-service, securities brokerage and investment banking business through 25 branch offices located in Virginia, North Carolina and West Virginia. Its primary business is retail securities brokerage with an emphasis on equity securities, municipal bonds and mutual funds. Other significant activities and services include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services through SSCM, corporate and municipal financial advisory services, trading of fixed income and equity securities, primary investment research and money market cash management services.

The Company's profitability, to a large degree, is sensitive to the volume of trading in securities and the volatility and general level of securities market prices. Approximately 78% of the Company's total revenue is generated by commissions and sales credits, or mark-ups, on securities transactions. While the Company places emphasis on controlling fixed costs and building non-sales revenue, many of its activities have high operating costs which do not decrease proportionately with reduced levels of activity and may even increase during such period. Sustained periods of reduced transaction volume, or loss of clients, would have adverse effects upon profitability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1994

Net income for the three months ended December 31, 1994 was $509,266, representing a decrease of 44% from $915,525 reported for the same period last year. Earnings per share also decreased by 44% to $.24 from $0.43. Total revenues declined by $735,067 or 5% from the prior period while total expenses declined by only $97,808 or 1%.

The decline in total revenues was primarily attributable to a decline of $1,152,932 in revenues from investment banking as the level of equity and municipal bond underwritings compared unfavorably to the relatively high level seen during the second quarter of fiscal 1993. A $639,840 decline in commissions revenues from the sale of stocks, bonds, mutual funds and other products on an agency basis was offset by an increase of $685,421 in revenue from principal transactions. Higher sales credits from stocks and municipal bonds sold on a principal basis more than offset trading losses which were approximately $260,000 higher than last year. Interest and dividend revenues increased by 33% to $1,385,876 reflecting a 21% increase in customer receivable balances and higher market interest rates compared to the prior fiscal period.

The Company's largest expense item, compensation, declined by $603,946 or 7% reflecting primarily lower levels of commission and other incentive compensation associated with the decline in revenues. In addition, certain accruals of discretionary compensation in the year-earlier quarter were proportionately higher relative to revenues than during the quarter ended December 31, 1994 because of compensation arrangements based upon calendar year revenues and profitability, which were higher in calendar year 1993 as
compared to calendar year 1994.   While revenues and compensation expense
declined significantly, certain categories of operating expense increased from the year-earlier quarter. Notably, communications expense increased by 20% from $594,537 to $712,921 due to increases in quotation machine and long distance telephone expenses, both of which are a result of a larger number of Investment Brokers employed in 1994 versus 1993. Occupancy and equipment increased by $82,565 or 16% due in part to higher rent expense for the
Company's headquarter and branch offices.    Overall, non-compensation
operating expenses increased by $311,811 or 9%.

Interest expense increased by 87% from $223,962 to $418,289, reflecting both higher average borrowing levels used to finance higher customer receivable balances and higher interest rates as compared to the prior period.

SIX MONTHS ENDED DECEMBER 31, 1994

Net income for the six months ended December 31, 1994 was $1,098,729, a 43% decrease from $1,911,125 reported for the first six months of fiscal 1994 as the Company's earnings continue to trail last year's exceptionally strong
results.  Earnings per share declined by 42% to $0.52 from $0.90.   Total
revenues declined by 5% to $25,827,363 from $27,237,672 while total expenses declined by only 1%, reflecting the fact that many of the Company's costs are fixed in nature over the short term and do not decrease proportionately with reduced levels of activity.

The decline in total revenues of for the six month period ended December 31, 1994 was due to a sharp decline in investment banking revenues of $2,835,785 or 48%. This decrease was attributable to a much lower level of equity and municipal bond underwritings as compared to the very strong first half of fiscal 1994. The decline in investment banking revenues was partially offset by a net increase in other revenue categories of $1,425,476. In particular, increased sales credits resulted in an increase of $1,408,538 or 34% in revenue from principal transactions as compared to the first six months of
fiscal 1994.   Commissions on agency transactions declined by 6% to
$12,995,570.    Interest and dividends increased by 36% reflecting both
higher average balances on customer margin accounts and higher interest rates.

Total operating expenses declined by $110,913 or 1% for the six month period. A decline in compensation and benefits expense of 6% was associated with declines in performance-based compensation due to the reduced levels of overall revenue and profitability. However, non-compensation operating expenses increased by 10% or $629,183 for the six month period. Despite the decline in revenues, the Company has continued to grow in terms of number of employees. The Company's total employee count at December 31, 1994 of 474 represented a 12% increase from December 31, 1993. It is important to note that over 50% of this increase represented the net hiring of additional Investment Brokers, which increased the ratio of Investment Brokers to support personnel. While providing the opportunity for future revenue growth as market conditions develop, in the short term this higher employee count is reflected in increases in operating expense categories such as communications, occupancy and equipment, postage, stationery and supplies and other operating expenses.

Interest expense increased by 78% from $437,746 to $778,094, reflecting higher average borrowing levels used to finance higher customer receivable balances as well as higher interest rates as compared to the prior period.


LIQUIDITY AND CAPITAL RESOURCES

As set forth in the Consolidated Statement of Cash Flows contained in this report, the Company's primary sources of cash flow are the net cash provided from the earnings of the Company and from increases in the amounts payable to customers and other short-term indebtedness incurred in the normal course of the Company's securities brokerage business.

For the six month period ended December 31, 1994, net cash from operations before changes in operating assets and liabilities was $1,460,675. The largest uses of cash in operating activities were increases of $5,961,862 in the Company's trading securities inventory and $4,402,194 in customer receivables reflecting a higher level of margin interest borrowings by the Company's customers. The largest provider of cash was an increase of $6,001,505 in customer credit balances. The net change in all other operating asset and liability accounts used cash of $2,512,542, resulting in net cash used by operating activities of $5,414,418. Because of the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary and therefore are not very useful indicators of long-term trends in the Company's cash flow from operations. The cash flow used for operations for the six month period was provided primarily by net cash flow from financing activities of $7,482,659 including short term bank borrowings of $12,400,000 and issuance of common stock of $236,584, partially offset by a decline in drafts payable of $4,385,979, cash dividends paid to shareholders of $402,005 and repurchase of the Company's common stock of $344,691. Investing activities during the period provided net cash flow of $61,232 as the disposition of an investment real estate property provided cash of $804,638 and loan repayments provided $204,735. The Company used $307,008 to purchase equipment and leasehold improvements during the period.

At December 31, 1994, approximately 91% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by customer credit balances (excess funds kept by customers with the Company), short-term bank borrowings and equity capital. The Company utilizes short-term bank borrowings under established lines of credit with several banking institutions. A total of $58,000,000 in approved lines of credit was available to the Company at December 31, 1994, of which $14,500,000 was outstanding. The Company had no other debt obligations outstanding at that date.

The Company is subject to the net capital requirements of the Securities and Exchange Commission ("SEC") and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The


Company has consistently operated well in excess of the minimum requirements. At December 31, 1994, the Company's net capital of $16,184,023 exceeded the minimum requirement by $14,899,273. Net capital was comprised entirely of stockholders' equity less certain regulatory adjustments.

Management believes that funds provided by earnings combined with its existing liquid capital base and its present lines of credit, are fully adequate to meet the Company's financing needs for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None Reportable

Item 2.  Changes in Securities - None Reportable

Item 3.  Defaults upon Senior Securities - None Reportable

Item 4.  Submission of Matters to a Vote of Security Holders - None Reportable

Item 5.  Other Information - None Reportable

Item 6:  Exhibits and Reports on 8-K

     (a)  Exhibits

       Exhibit 11 - Statement Re:  Computation of Per Share Earnings - See
                    Separate Document

       Financial Data Schedule BD - See Separate Document

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 1994.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT & STRINGFELLOW FINANCIAL, INC.
(Registrant)

Signatures                                     Date

/S/ William P. Schubmehl                       February 13, 1995
- - - ------------------------------
William P. Schubmehl
President and Chief Executive Officer
(Principal Executive Officer)

/S/ Steven C. DeLaney                          February 13, 1995
- - - ------------------------------
Steven C. DeLaney
Treasurer and Chief Financial Officer
(Principal Financial Officer)