Form 10-Q
period 1995-03-31
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1995-05-15
CIK 802555

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

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

                    Yes   X          No ....




On May 10, 1995, there were 2,111,623 shares of Scott & Stringfellow Financial, Inc. Common Stock, par value $.10, issued and outstanding.









              SCOTT & STRINGFELLOW FINANCIAL, INC.

                             INDEX

                                                                Page Number


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Statements of Financial Condition -
          March 31, 1995 (unaudited) and June 24, 1994                  3

          Consolidated Statements of Income (unaudited) -
          Three months ended March 31, 1995 and March 25, 1994          4

          Consolidated Statements of Income (unaudited) -
          Nine months ended March 31, 1995 and March 25, 1994           5

          Consolidated Statements of Cash Flows (unaudited) -
          Nine months ended March 31, 1995 and March 25, 1994           6

          Notes to Consolidated Financial Statements                    7

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                         10

     Item 2. Changes in Securities                                     10

     Item 3. Defaults upon Senior Securities                           10

     Item 4. Submission of Matters to a Vote of Security Holders       10

     Item 5. Other Information                                         10

     Item 6. Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                             11

EXHIBITS















PART 1. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited)

                                                    March 31,      June 24,
                                                      1995           1994

ASSETS
  Cash and cash equivalents                      $ 6,148,702     $ 2,410,867
  Cash segregated under Federal regulations            5,762          13,799
  Receivable from brokers, dealers and
    clearing organizations                         2,097,831       1,464,134
  Receivable from customers                       62,697,520      59,700,274
  Trading and investment securities                9,012,835       8,419,387
  Exchange memberships, at adjusted cost             838,100         838,100
  Equipment and leasehold improvements,
    less depreciation and amortization             2,144,405       2,160,740
  Deferred income taxes                              147,429         126,429
  Other assets                                     5,443,391       5,568,576

  Total Assets                                  $ 88,535,975    $ 80,702,306

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Drafts payable                                $          0     $ 6,863,048
  Short term bank loans                           10,500,000       2,100,000
  Payable to brokers, dealers and clearing
    organizations                                  1,773,149       2,837,382
  Payable to customers                            45,592,600      38,185,561
  Securities sold under agreements to
    repurchase                                             0          21,250
  Securities sold, not yet purchased,
    at market value                                1,005,368         559,032
  Accounts payable, accrued compensation
    and other liabilities                          4,718,086       6,113,846

  Total Liabilities                               63,589,203      56,680,119

Stockholders' Equity
  Common stock, $0.10 par value; Authorized
    10,000,000 shares; Issued and outstanding
    2,111,623 and 2,102,896 shares                   211,163         210,290
  Additional paid-in capital                       9,916,805       9,671,859
  Retained earnings                               14,818,804      14,140,038

  Total Stockholders' Equity                      24,946,772      24,022,187

  Total Liabilities and Stockholders' Equity    $ 88,535,975    $ 80,702,306

  See notes to consolidated financial statements.






     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
  For the Three Months Ended March 31, 1995 and March 25, 1994
                          (Unaudited)

                                                March 31,       March 25,
                                                  1995            1994
REVENUES
  Commissions                                    $ 6,774,903     $ 6,932,919
  Principal transactions                           2,716,247       2,091,597
  Investment banking                               1,524,262       1,870,161
  Interest and dividends                           1,551,950         902,978
  Advisory and administrative service fees           675,718         616,781
  Other income                                        60,536          29,478

  Total Revenues                                  13,303,616      12,443,914

EXPENSES
  Compensation and benefits                        8,442,422       8,317,507
  Communications                                     746,264         620,310
  Occupancy and equipment                            613,851         500,772
  Postage, stationery and supplies                   458,767         356,576
  Advertising and sales promotion                    389,961         334,974
  Brokerage, clearing and exchange fees              238,152         216,399
  Data processing                                    232,768         207,597
  Interest                                           520,351         207,457
  Other operating expenses                           994,831         814,735

  Total Expenses                                  12,637,367      11,576,327

  Income before income taxes                         666,249         867,587

  Income taxes                                       242,000         321,000

  NET INCOME                                       $ 424,249       $ 546,587


  Earnings per share                                   $0.20           $0.26

  Dividends declared per share                         $0.10           $0.09

  Weighted average common shares and
    common stock equivalents outstanding           2,111,195       2,111,156



  See notes to consolidated financial statements.














     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
  For the Nine Months Ended March 31, 1995 and March 25, 1994
                          (Unaudited)


                                                  March 31,       March 25,
                                                    1995            1994
REVENUES
  Commissions                                   $ 19,770,473    $ 20,741,534
  Principal transactions                           8,305,735       6,272,546
  Investment banking                               4,648,197       7,829,881
  Interest and dividends                           4,239,535       2,883,643
  Advisory and administrative service fees         1,993,461       1,803,300
  Other income                                       173,577         151,682

  Total Revenues                                  39,130,978      39,682,586

EXPENSES
  Compensation and benefits                       24,745,866      25,701,395
  Communications                                   2,199,253       1,853,632
  Occupancy and equipment                          1,761,068       1,519,147
  Postage, stationery and supplies                 1,283,525       1,121,666
  Advertising and sales promotion                  1,231,734       1,103,048
  Brokerage, clearing and exchange fees              736,995         741,867
  Data processing                                    677,315         610,497
  Interest                                         1,298,444         645,203
  Other operating expenses                         2,813,800       2,502,420

  Total Expenses                                  36,748,000      35,798,875

  Income before income taxes                       2,382,978       3,883,711

  Income taxes                                       860,000       1,426,000

  NET INCOME                                     $ 1,522,978     $ 2,457,711


  Earnings per share                                   $0.72           $1.16

  Dividends declared per share                         $0.30           $0.26

  Weighted average common shares and
    common stock equivalents outstanding           2,104,383       2,117,440



  See notes to consolidated financial statements.











     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Nine Months Ended March 31, 1995 and March 25, 1994
                          (Unaudited)

                                                         March 31,       March 25,
                                                            1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $ 1,522,978     $ 2,457,711
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                              492,403         434,403
  Deferred income taxes                                      -21,000          -5,000
  Write down of exchange memberships                               0           9,950
  Allowance for (recovery of) doubtful accounts               72,042         298,308
  Changes in assets and liabilities:
  Cash segregated under Federal regulations                    8,037       3,239,390
  Receivable from brokers, dealers and clearing
   organizations                                            -633,697      -1,269,326
  Receivable from customers                               -3,082,246      -6,178,455
  Trading securities                                        -561,197       3,387,836
  Other assets                                              -177,524       1,488,007
  Payable to brokers, dealers and clearing
   organizations                                          -1,064,233         497,862
  Payable to customers                                     7,407,039       1,345,351
  Securities sold, but not yet purchased                     446,336          99,866
  Accounts payable, accrued compensation
    and other liabilities                                 -1,414,157        -897,168

Net cash provided by (used for) operating activities       2,994,781       4,908,736

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in drafts payable                            -6,863,048       1,453,016
  Net change in short term bank loans                      8,400,000      -2,400,000
  Net change in securities sold under agreements to
   repurchase                                                -21,250             -82
  Cash dividends paid                                       -611,859      -1,132,228
  Purchase and retirement of common stock                   -358,191        -690,750
  Issuance of common stock                                   390,053         348,045

Net cash provided by (used for) financing activities         935,705      -2,422,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of not readily marketable
   securities                                                139,987          53,475
  Purchases of not readily marketable securities            -172,238        -109,123
  Proceeds from disposition of investment real estate        804,638               0
  Proceeds from disposition of equipment                       2,493           7,500
  Purchases of equipment and leasehold improvements         -468,145        -500,243
  Increase in loans receivable                              -789,286        -616,314
  Repayment of loans receivable                              289,900         119,421

Net cash provided by (used for) investing activities        -192,651      -1,045,285

Net increase (decrease) in cash and cash equivalents       3,737,835       1,441,451

Cash and cash equivalents at beginning of period           2,410,867       3,557,831

Cash and cash equivalents at end of period               $ 6,148,702     $ 4,999,282

Cash paid during the period for interest                 $ 1,316,416     $   664,328
Cash paid during the period for income taxes                 588,706       1,164,833

  See notes to consolidated financial statements.

                SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                March 31,1995


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

2. NET CAPITAL REQUIREMENTS
   As a registered broker-dealer and a member of the New York Stock Exchange ("NYSE"), the Company's wholly-owned subsidiary, S&S, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1). S&S has elected to utilize the alternative method of the Rule, which prohibits a broker-dealer from engaging in any transactions which would cause its "net capital" to be less than 2% of its "aggregate debit balances" arising from customer transactions, as those terms are defined in the Rule. The NYSE may also impose restrictions on S&S's business if its net capital falls below 5% of aggregate debit balances. At March 31, 1995, S&S's net capital of $17,350,329 was 27% of its aggregate debit balances and was $16,077,800 in excess of its minimum regulatory requirement.

3. COMMON STOCK
   During the quarter ended March 31, 1995, the Company issued 744 shares of common stock pursuant to the exercise of employee stock options for net proceeds of $4,845. The Company also issued 13,545 shares of common stock to the Employee Stock Purchase Plan for net proceeds of $148,624,. The Company repurchases its common shares in the open market under a plan approved by the Board of Directors. In the three months ended March 31, 1995, a total of 1,200 shares were repurchased at a cost of $13,500 or $11.25 per share. At March 31, 1995, the Company had remaining authority to repurchase 131,800 shares. All per share items for the current and comparative prior periods have been adjusted to reflect the effect of a 6:5 stock split which was distributed as a 20% stock dividend to shareholders on August 26, 1994.

4. LEGAL PROCEEDINGS
   The Company and its subsidiaries are from time to time named as defendants in legal actions incidental to its securities brokerage and investment banking activities. Management believes that all pending claims and lawsuits of which it has knowledge will be resolved with no material adverse effect on the overall financial condition of the Company, although the resolution of such matters might have a material adverse impact on the operating results for any given quarterly accounting period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's primary subsidiary, S&S, conducts a full-service, securities brokerage and investment banking business through 26 branch offices located in Virginia, North Carolina and West Virginia. Its primary business is retail securities brokerage with an emphasis on equity securities, municipal bonds and mutual funds. Other significant activities and services include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services through SSCM, corporate and municipal financial advisory services, trading of fixed income and equity securities, primary investment research and money market cash management services.

The Company's profitability, to a large degree, is sensitive to the volume of trading in securities and the volatility and general level of securities' market prices. Approximately 78% of the Company's total revenue is generated by commissions and sales credits, or mark-ups, on securities transactions. While the Company places emphasis on controlling fixed costs and building non-sales revenue, many of its activities have high operating costs which do not decrease proportionately with reduced levels of activity and may even increase during such period. Sustained periods of reduced transaction volume, or loss of clients, would have adverse effects upon profitability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995

Net income for the three months ended March 31, 1995 was $424,249, representing a decline of 22% from $546,587 reported for the same period last year. Although total revenues increased by 7% compared to the year-earlier quarter, total expenses were 9% higher, continuing a trend of sharply higher operating expenses incurred thus far in fiscal 1995. Earnings per share also declined by 22% to $.20 from $0.26 as average outstanding shares and common stock equivalents were virtually unchanged from one year ago.

The increase in total revenues was primarily attributable to an increase in revenue from principal transactions of $624,650, or 30%, and an increase in interest and dividend income of $648,972, or 72%. The Company's largest source of revenue, commission revenue from securities sold on an agency basis, declined by 2% from the third quarter of fiscal 1994. The increase in revenue from principal transactions was due primarily to $351,131 in net trading profits compared to net trading losses totalling $128,290, experienced during the 1994 quarter. Otherwise, sales credits on principal transactions were up only slightly from the year-earlier quarter. The decline in investment banking revenues of $345,899, or 19%, was due primarily to a significant decline of $405,077, or 90%, in concessions from underwritten municipal bond offerings, while investment banking fees increased by 3% from 1994.

The Company's largest expense item, compensation and benefits, increased by $124,915, or 1%. While commissions and other compensation to Investment Brokers increased by 6% and administrative and professional salaries increased by 8%, discretionary compensation declined by 71%, reflecting the Company's lower level
of overall profitability.   While compensation increased by only 1%,  certain
categories of operating expense increased sharply from the year-earlier quarter. Notably, communications expense increased by 20% from $620,310 to $746,264 due entirely to increases in quotation services, the result of a 19% increase in the number of quotation machines employed in 1995 versus 1994 and the installation of a new over-the-counter trading system which added approximately $28,000 to the quarterly expense. Postage, stationery and supplies increased by $102,191, or 29%, due to an 8% increase in the number of client statements mailed each month compounded by a 10% increase U.S. postal rates. In addition, approximatley $24,000 of the increase was due to a change in the method of accrual for annual client tax statement mailings. Other operating expenses increased by $180,096, or 22%, due partially to $93,000 higher legal fees associated with customer litigation and other legal matters and a $58,000 increase in the reserve for losses associated with such customer cases.
Overall, non-interest, non-compensation expenses increased by $623,231 or 20%.

Interest and dividend revenues increased by 30% to $1,551,950 reflecting a 12% increase in customer receivable balances and higher market interest rates compared to the prior fiscal period. Interest expense increased by 151% from $207,457 to $520,351, reflecting both higher average borrowing levels used to finance higher customer receivable balances and higher interest rates as compared to the prior period. Overall, interest and dividend income net of interest expense increased by $340,078 or 34% from 1994 and represented a significant contribution to the Company's continued profitability.

NINE MONTHS ENDED MARCH 31, 1995

Net income for the nine months ended March 31, 1995 was $1,522,978, a 38% decrease from $2,457,711 reported for the first nine months of fiscal
1994.  Earnings per share declined by 38% from $1.16 to $0.72.   While total
revenues declined by only $551,068, or 1%, total expenses increased by $949,125, or 3%, reflecting the fact that many of the Company's costs are fixed in nature and do not vary proportionately with the level of revenues. In addition, the average revenue generated per Investment Broker has declined somewhat in the past year due to market conditions and the addition of a number of broker trainees.

The decline in total revenues for the nine month period ended March 31, 1995 was due to a much lower level of equity and municipal bond underwritings as compared to the 1994 period as reflected by the decline in investment banking revenues of $3,181,684, or 41%. Although financial markets have performed very well in recent months, the market for new issues remains less than robust. The decline in investment banking revenues was partially offset by a net increase in other revenue categories. In particular, higher sales credits on principal transactions resulted in an increase of $2,033,189 or 32% in revenue from principal transactions as compared to the first nine months of fiscal 1994. While commissions on agency transactions declined by $971,061, or 5%, the overall net increase in revenue from commissions and sales credits on secondary market trades reflects the continued satisfactory performance in the Company's core retail brokerage operations.

The overall increase in total operating expenses was marked by a 4% decline in compensation and benefits while virtually all other operating expense categories increased at double-digit rates from the year-earlier period. The decline in compensation expense was associated with declines in variable compensation due to the reduced levels of overall revenue and profitability. On the other hand, non-interest, non-compensation operating expenses increased by 13% or $1,251,413 for the nine month period. Despite the decline in revenues, the Company has continued to grow in terms of numbers of Investment Brokers and client accounts and has continued making selected investments in new technology and other projects in order to maintain and improve the level of service to our clients. The Company had 213 full-time Investment Brokers as of March 31, 1995, an increase of 8% from 197 one year ago. These activities, together with some cost price increases and other special factors, have resulted in increases in operating expense categories such as communications, occupancy and equipment, postage, stationery and supplies and other operating expenses. The specific reasons for these increases have been detailed in the discussion of quarterly results in this and prior filings.

Net interest and dividend revenue has been a significant source of profitability for the Company during the current fiscal year. Interest and dividend revenue increased by $1,355,892, or 47%, from 1994 while interest expense increased by $653,241, or 101%, reflecting higher interest rates and higher receivable from customer balances in margin accounts and corresponding bank borrowings used to partially finance such receivables.


LIQUIDITY AND CAPITAL RESOURCES

As set forth in the Consolidated Statement of Cash Flows contained in this report, the Company's primary sources of cash flow are the net cash provided from the earnings of the Company and from increases in the amounts payable to customers and other short-term indebtedness incurred in the normal course of the Company's securities brokerage business.

For the nine month period ended March 31, 1995, net cash from operations before changes in operating assets and liabilities was $2,066,423. Cash flow from operations was also provided by an increase of $7,407,039 in amounts payable to customers, representing a 19% increase in credit balances in customer brokerage accounts. The largest use of cash in operating activities was an increase of $3,082,246 in customer receivables reflecting a higher level of margin interest borrowings by the Company's customers. After the net change in all other operating asset and liability accounts, net cash provided by operating activities was $2,994,781. Because of the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary and therefore are not very useful indicators of long-term trends in the Company's cash flow from operations. Net cash flow was also provided by financing activities, principally including short term bank borrowings of $8,400,000 and issuance of common stock of $390,053, partially offset by a decline in drafts payable of $6,863,048, cash dividends paid to shareholders of $611,859 and repurchase of the Company's common stock of $358,191. Investing activities during the period used net cash of $192,651 as $468,145 in purchases of equipment and leasehold improvements and $789,286 in new loans were partially offset by proceeds from the disposition of an investment real estate property of $804,638 and loan repayments of $289,900. Over the nine month period, the Company's overall net cash position improved by $3,737,835.

At March 31, 1995, approximately 90% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by customer credit balances (excess funds kept by customers with the Company), short-term bank borrowings and equity capital. The Company utilizes short-term bank borrowings under established lines of credit with several banking institutions. A total of $58,000,000 in approved lines of credit was available to the Company at March 31, 1995, of which $10,500,000 was outstanding. The Company had no other debt obligations outstanding at that date.

The Company is subject to the net capital requirements of the Securities and Exchange Commission ("SEC") and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated well in excess of the minimum requirements. At March 31, 1995, the Company's net capital of $17,350,329 exceeded the minimum requirement by $16,077,800. Net capital was comprised entirely of stockholders' equity less certain regulatory adjustments.

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

Item 6:  Exhibits and Reports on 8-K

  (a)  Exhibits

    Exhibit 11 - Statement Re: Computation of Per Share Earnings - See Separate Document

    Financial Data Schedule BD - See Separate Document

  (b)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT & STRINGFELLOW FINANCIAL, INC.
(Registrant)

Signatures                                Date

/S/ William P. Schubmehl                  May  15, 1995
- - - - - - - ------------------------------
William P. Schubmehl
President and Chief Executive Officer
(Principal Executive Officer)

/S/ Steven C. DeLaney                     May 15, 1995
- - - - - - - ------------------------------
Steven C. DeLaney
First Vice President and Chief Financial Officer
(Principal Financial Officer)