Form 10-K405
period 1995-06-30
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1995-09-21
CIK 802555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1995

                         Commission file number 0-15105

                      SCOTT & STRINGFELLOW FINANCIAL, INC.
             (Exact name of Registrant as specified in its charter)

                           Virginia                                              54-1315256
State or other jurisdiction of incorporation or organization            I.R.S. Employer Identification No.

                 909 East Main Street Richmond, Virginia 23219
              (Address of principal executive offices) (zip code)

                                 (804) 643-1811
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      none

          Securities registered pursuant to Section 12(g) of the Act:
                    Common stock, par value $0.10 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X          No ....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On September 18, 1995, there were 2,109,420 shares of Scott & Stringfellow Financial, Inc. Common Stock, par value $.10, issued and outstanding of which 1,277,820 shares were held by non-affiliates. The aggregate market value of such Common Stock held by non-affiliates, based on the closing market price of $13.00 on September 18, 1995 was approximately $16,611,660.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To the Extent Indicated Herein)

Certain Portions of the 1995 Annual Report to Shareholders (in Parts I and II) Notice of Annual Meeting and Proxy Statement Dated September 21, 1995 (in Part
III) Exhibit Index Appears on Page 14




                      SCOTT & STRINGFELLOW FINANCIAL, INC.
                                   FORM 10-K
                        For the Year Ended June 30, 1995

                               TABLE OF CONTENTS


                                                                         Page
Item                                                                     Number

PART I

1. Business                                                                   3

2. Properties                                                                10

3. Legal Proceedings                                                         11

4. Submission of Matters to a Vote of Security Holders                       11

PART II

5. Market for Registrant's Common Stock and Related Shareholder Matters      13

6. Selected Financial Data                                                   13

7. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                     13

8. Financial Statements and Supplementary Data                               13

9. Changes in and Disagreements with Accountants on Accounting
   and Financial Disclosure                                                  13

PART III

10. Directors and Executive Officers of Registrant                           13

11. Executive Compensation                                                   13

12. Security Ownership of Certain Beneficial Owners and Management           13

13. Certain Relationships and Related Transactions                           13

PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K         13

   Signatures                                                                15

FINANCIAL STATEMENT SCHEDULES                                                18

EXHIBITS

PART I

Item 1. BUSINESS

General

   The Registrant, Scott & Stringfellow Financial, Inc., is a holding company whose principal business activities are conducted through its wholly-owned subsidiary, Scott & Stringfellow, Inc. ("Scott & Stringfellow"). Scott & Stringfellow is a regional brokerage, investment banking, and financial services firm headquartered in Richmond, Virginia. It operates 26 offices in communities located across Virginia, North Carolina, and West Virginia. Its primary activity is retail securities brokerage. Other significant activities include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services, corporate and municipal finance, trading of taxable and tax-exempt fixed income and equity securities, equity research, money market accounts, retirement accounts, and the distribution of mutual fund and insurance products.

   Scott & Stringfellow was originally founded as a partnership in 1893. On June 20, 1995, the firm celebrated its 100th year as a member of the New York Stock Exchange, Inc. ("NYSE"). Scott & Stringfellow is believed to be the South's oldest continuous member of the New York Stock Exchange and one of only three firms outside of New York which have been members for at least 100 years. Scott & Stringfellow was incorporated in 1974. In 1986, Scott & Stringfellow Financial, Inc. conducted an initial public offfering of its common stock, increasing its capital in that year to approximately $14 million. Since 1986, Scott & Stringfellow has pursued a growth strategy, increasing the number of its branch offices from 14 to 26 through expansion into North Carolina and a merger with Norfolk-based Investment Corporation of Virginia in 1989.

   For the fiscal year ended June 30, 1995, approximately 52% of total revenues were derived from commissions, 20% from principal transactions, 12% from investment banking, 11% from interest and dividends, and 5% from advisory and administrative fees and other sources. (See table entitled "Revenues by Source" on pages 4 and 5 of this report.)

   In addition to its NYSE membership, Scott & Stringfellow has seats on the American Stock Exchange, Inc. ("AMEX") and the Chicago Stock Exchange, and is a member of the National Association of Securities Dealers ("NASD"), the Securities Investor Protection Corporation ("SIPC"), the Securities Industry Association, and the Public Securities Association. Scott & Stringfellow's two NYSE seats are leased to third parties under one year agreements which may be canceled by either party subject to 90 days' notice. The AMEX seat is leased to a third party under three month agreements which may be canceled by either party subject to 90 days' notice. SIPC provides protection for client accounts up to $500,000 each, with a limitation of $100,000 for claims for cash balances. In addition to the SIPC protection, Scott & Stringfellow has obtained a separate excess SIPC bond issued by an insurance company which increases the protection of client accounts by an additional $2 million. The combined insurance coverage of client accounts is therefore $2.5 million, with a limitation of $100,000 for cash balances.

   The Registrant has 26 offices located in 3 states. Retail sales activities are conducted through registered investment brokers in all of its offices. Most of its other activities are conducted at its main office located in Richmond, Virginia. On June 30, 1995, the Registrant had approximately 479 employees including 214 employees with full-time investment broker responsibilities. The following table reflects the location of the Registrant's offices, the year each office opened, and the number of investment brokers in each office as of June 30, 1995:

                           Calendar
                            Year         Number of
                            Branch      Investment
   Location                 Opened       Brokers

   Virginia
     Richmond                  1893             45
     Blacksburg                1988              4
     Charlottesville           1982             10
     Chesterfield              1987              9
     Culpepper                 1971              3
     Danville                  1986              3
     Harrisonburg              1991              3
     Lexington                 1986              3
     Lynchburg                 1984             10
     Manassas                  1987              6
     Martinsville              1983              5
     Norfolk                   1978             27
     Roanoke                   1984              8
     Staunton                  1970              7
     Tyson's Corner            1986              9
     Virginia Beach            1995              1
     Warrenton                 1970              6
     Winchester                1970              5
       Total Virginia                          164

   North Carolina
     Charlotte                 1988              9
     Greensboro                1988             17
     Kinston                   1988              2
     North Wilkesboro          1988              2
     Raleigh                   1992              8
     Wilmington                1990              4
     Winston-Salem             1987              5
       Total North Carolina                     47

   West Virginia
     Bluefield                 1971              3

       Total Company                           214

Revenues by Source

   The following table sets forth the consolidated revenues of the Registrant and its subsidiaries for the periods indicated in dollars and as a percentage of total revenues.

Years Ended                               June 30, 1995            June 24, 1994                  June 25, 1993
                                  Amount              %         Amount          %         Amount              %
Commissions:
  Listed                    $ 15,055,569           27.8   $ 13,831,469       26.6   $ 14,144,108           29.4
  Over-the-Counter             5,220,192            9.7      4,379,746        8.4      3,208,133            6.7
  Options                        806,672            1.5        677,545        1.3        673,572            1.4
  Mutual Funds                 5,220,372            9.6      6,253,696       12.0      5,366,444           11.1
  Other                        1,997,878            3.7      1,509,726        2.9        683,961            1.4
    Total Commissions         28,300,683           52.3     26,652,182       51.2     24,076,218           50.0

Principal Transactions:
  Municipal Bond               3,094,290            5.7      1,722,348        3.3      2,458,842            5.1
  Over-the-Counter             5,676,936           10.5      4,865,408        9.3      4,498,624            9.4
  Corporate and Govt.
  Bonds and Other              1,953,794            3.6      1,511,122        2.9      1,896,740            3.9
   Total Principal Trans.     10,725,020           19.8      8,098,878       15.5      8,854,206           18.4

Investment Banking             6,257,511           11.6     10,631,124       20.4      9,374,097           19.5
Interest and Dividends         5,852,740           10.8      4,015,629        7.7      3,369,655            7.0
Advisory and Administrative
  Service Fees                 2,781,944            5.1      2,419,646        4.6      2,211,910            4.6
Other                            201,391            0.4        290,119        0.6        259,641            0.5

  Total Revenues            $ 54,119,289          100.0   $ 52,107,578      100.0   $ 48,145,727          100.0

  The percentage contribution to total revenues of each aspect of the Registrant's operations does not necessarily reflect a corresponding percentage contribution to net income. Because of the interdependence of various activities and departments of the Registrant's business, and the arbitrary assumptions which would be involved in allocating overhead, including administrative, operations, communications and data processing expenses, it is not appropriate to state the percentage contribution to net income of each aspect of the Registrant's operations.

Retail Brokerage

  During fiscal 1995, revenues from the Registrant's retail brokerage activities are estimated to represent approximately 90% of the Registrant's brokerage and investment banking revenues and 75% of total revenues. Revenues from retail brokerage activities are generated through customer purchases and sales of stocks, bonds, mutual funds, and other securities. Commissions are charged on both listed and over-the-counter agency transactions. When the Registrant executes over-the-counter transactions as a dealer, it may charge mark-ups or mark-downs in lieu of commissions. (See "Market-Making and Principal Transactions.")

  Retail commissions are charged in accordance with a schedule which the Registrant has formulated, and which may be changed from time to time. In certain cases, discounts from the schedule are granted to retail clients, generally on large trades or to active customers. A significant portion of the Registrant's retail clients are individuals who reside in the Southeastern United States. The Registrant is not dependent on any single client or small number of clients.

  In addition to brokerage revenues, the Registrant's client accounts are a significant source of interest income. Approximately 91% of interest and dividend income and 10% of total revenues is attributable to interest charged on client margin accounts. Balances in client margin accounts increased by 9% during 1995 to a total of approximately $65 million at year-end, following a 20% increase during 1994. As a service to its retail clients, the Registrant provides margin accounts which allow the customer to pay less than the full cost of a security purchased, with the balance of the purchase price being provided by the Registrant as a loan secured by the securities purchased. Clients may also borrow money from the Registrant for other purposes, provided the loan is adequately secured by marketable securities held in a margin account. The amount of such margin loans are subject to the margin requirements (Regulation
T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and the Registrant's internal policies, which in some instances are more, but in no event less, stringent than requirements set by Regulation T and the NYSE. In permitting customers to purchase securities on margin or otherwise borrow money through a margin account, the Registrant bears the risk of a market decline which could reduce the value of its collateral below customers' indebtedness.

  In addition to securities brokerage and margin lending services, the Registrant also provides its retail clients specialized financial services including equity and fixed income research, investment seminars, portfolio evaluation, retirement planning, financial planning, individual retirement account custodial services, money market services and other personal investment advisory services. Fees are charged for some, but not all, of these services. Advisory and administrative service fees, which also include investment management fees, accounted for approximately 5% of the Registrant's total revenues in 1995. (See also "Investment Management." )

Institutional Brokerage

  The Registrant executes securities transactions for institutional investors such as banks, mutual funds, insurance companies, and pension and profit-sharing plans. The 10 investment brokers in the institutional equity and fixed income sales departments account for a significant portion of these transactions. Institutional investors normally purchase and sell securities in large quantities which require special marketing and trading expertise. The Registrant believes that a significant portion of its institutional brokerage commissions are received as a consequence of providing institutions with research reports and services regarding specific corporations and industries and securities market information. The Registrant provides services to a nationwide institutional client base as well as several institutional clients in Europe. During fiscal 1995, revenues from institutional brokerage activities are estimated to represent approximately 6% of the Registrant's brokerage and investment banking revenues and 5% of total revenues.

  Transactions for institutional investors are executed by the Registrant acting as broker or as principal. The Company permits discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors.

Market-Making and Principal Transactions

  The Registrant actively engages in trading as principal in various phases of the over-the-counter securities business. To facilitate trading by its customers, the Registrant buys, sells, and maintains inventories of municipal and corporate bonds and common stocks in order to "make markets" in those securities. Revenues from principal transactions, which include trading profits or losses and sales credits, depend upon the general trend of prices, the level of activity in the securities markets, the skill of employees engaged in market-making, and the size of the inventories. The activities of the Registrant in trading as principal require the commitment of capital and create an opportunity for profit and risk of loss due to market fluctuations. As of June 30, 1995, Scott & Stringfellow made markets in the common stock or other equity securities of approximately 130 NASDAQ listed corporations, emphasizing local and regional companies, companies for which the Registrant has performed investment banking services, or which are covered by the Registrant's research department.

  The following table shows, for the fiscal year ended June 30, 1995, the highest, lowest, and average monthly inventories (based upon the aggregate, rather than net, of both long and short positions) for securities in which the Registrant trades as principal:

                                        Highest                    Lowest                       Average
                                       Inventory                 Inventory                     Inventory
Municipal Securities                 $ 10,975,935               $ 2,614,618                   $ 6,191,087
Equity Securities (primarily common
  stocks)                               3,467,313                 2,193,293                     2,731,863
Corporate Debt Securities                 851,336                   208,248                       468,052
Government and Other Securities         1,174,687                   444,286                       810,405

  In executing customers' orders to buy or sell over-the-counter securities in which it makes a market, the Registrant may sell to or purchase from its customers at a price which is approximately equal to the current inter-dealer market price, plus or minus a mark-up or mark-down. Alternatively, the Registrant may act as an agent and execute a customer's purchase or sell order with another broker-dealer which acts as a market-maker, at the best inter-dealer market price, in which case a commission is charged.

  Personnel engaged in market-making and principal transactions include seven professionals involved in municipal bond trading, six professionals in over-the-counter equity trading, and four professionals in taxable debt securities trading. Each trading department is subject to internal position limits. The Registrant has established a credit committee for the purpose of maintaining policies with regard to position limits and other areas of financial risk.

Investment Banking

  The Registrant participates in corporate and tax-exempt securities distributions as a manager or as a member of an underwriting syndicate or selling group. Corporate offerings involve common or preferred stock, debt securities or other securities issued by corporations. Tax-exempt securities are obligations issued by state and municipal governments, hospitals, educational institutions, public utility systems, and industrial development authorities. The following table sets forth corporate and tax-exempt underwriting participations of the Registrant:

                                Managed or Co-Managed                  Syndicate Participations
Fiscal               Number of                Amount of                Number of      Amount of
Years                 Issues                   Offering                 Issues   Participations

Corporate Stock and Bond Offerings:
1995                         2             $133,750,000                      149   $154,448,702
1994                         9              430,922,500                      274    301,812,330
1993                         9            1,207,690,313                      244    268,304,018
1992                         2              108,939,263                      236    268,485,438
1991                         1               26,563,000                       92     85,523,000

Tax-Exempt Bond Offerings

1995                        12              322,243,000                       27     15,110,000
1994                        48            1,851,323,000                       31     30,775,000
1993                        42            2,719,273,000                       22     22,915,000
1992                        41            1,409,034,000                       14     10,800,000
1991                        24              896,172,000                        3      3,500,000

  The Registrant's underwriting activities, together with its selling group participations, are an important source of securities for distribution to its clients. Managed or co-managed offerings, in particular, are an important source of revenue because of the availability of a large amount of securities for distribution and management fees earned in connection with such offerings. The Registrant's underwriting business is very competitive and is expected to remain so in the near future. In particular, increased competition has negatively impacted the Registrant's tax-exempt underwriting activities resulting in reduced management fees which make such underwritings increasingly less profitable. Despite this trend, the Registrant continues its efforts to attract tax-exempt underwriting business. It is management's opinion that these efforts are necessary to supply the Registrant's client base with an adequate volume of regional tax-exempt securities. The Registrant's corporate stock and bond offerings are highly dependent on market conditions

  Participation in an underwriting syndicate or selling group involves both economic and regulatory risks. An underwriting participant may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitment at less than the agreed purchase price. In addition, under federal securities laws, other statutes and court decisions, an underwriting participant or selling group member may be subject to substantial liability for material misstatements or omissions in prospectuses and other communications with respect to such offerings. Further, underwriting commitments require a charge against net capital and the Registrant's ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule. (See "Regulation".)

  In addition to the underwriting and syndication activities described above, the Registrant engages in other investment banking activities such as structuring, managing, and marketing private offerings of corporate and tax-exempt securities, assisting in arranging mergers and acquisitions, and providing valuation and financial consulting services for gift and estate tax purposes, employee stock ownership plans, mergers, acquisitions, stock purchase agreements, and other corporate purposes. Fees generated by these investment banking activities accounted for approximately 4% of the Registrant's total revenues during 1995.

Investment Management

  Scott & Stringfellow Capital Management, Inc. ("SSCM"), a subsidiary of the Registrant, is a registered investment advisor which provides investment management services for individuals and their estates and trusts, corporations, charitable and educational foundations and employee benefit plans. As of June 30, 1995, SSCM had approximately $164 million of assets under management. Fee income charged on investment accounts managed by SSCM, which are included in advisory and administrative service fees, represented approximately 1.4% of total revenues in 1995.

Research Services

  The Registrant's research activities include reviewing and analyzing general market conditions and specific industries and performing primary research on individual companies, with particular emphasis on companies in the Southeastern and Middle Atlantic United States; making investment recommendations; reviewing client portfolios; publishing portfolio strategy recommendations; providing investment seminars for the benefit of clients and investment brokers; providing market and investment commentary through local media outlets; and responding to inquiries from clients and investment brokers. The Registrant's primary research effort is provided by eight in-house equity analysts and is supplemented by two New York correspondent firms which cover over 1,100 companies worldwide and provide extensive coverage on the economy and securities markets. The services provided by the Research Department are critically important to virtually all revenue-generating activities of the firm, including retail and institutional brokerage, market-making, and investment banking. Research reports are made available without charge to the Registrant's clients.

Administration and Operations

  The Registrant's operations and administrative personnel, which included 87 employees as of June 30, 1995, are responsible for the execution of orders; processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial control; accounting functions; office services; client services; custody of clients' securities; and compliance with regulatory requirements.

  There is considerable fluctuation in the volume of transactions which a securities firm must handle. In the past, when the volume of trading in securities reached record levels, the securities industry experienced significant operating problems. The Registrant has never experienced any significant operating difficulties, even during periods of exceptionally heavy trading. There is, however, no assurance that heavy trading volume in the future will not result in clearing and processing difficulties. The following table sets forth the high, low, and average number of monthly sale and purchase transactions processed by the Registrant during the periods shown.

                                        Monthly
Fiscal Years                 High          Low      Average

  1995                       33,659      19,936      24,360
  1994                       25,141      18,857      21,485
  1993                       24,441      14,658      18,973
  1992                       22,696      14,627      18,341
  1991                       29,236       9,724      15,667

  Beginning June 7, 1995, the settlement date for most securities transactions was shortened from five days to three days following the transaction date. Although the Registrant has not experienced any significant operating problems as a result of this change, the full effects of this change on client behavior and the securities industry may not be known for some time.

  The Registrant currently utilizes the services of SunGard Financial Systems, Inc. for the electronic data processing related to recording all data pertinent to security transactions and general accounting.

  The Registrant believes that its internal controls and safeguards against securities theft, including use of depositories and periodic securities counts, are adequate. As required by the NYSE and other regulatory bodies, the Registrant carries fidelity bonds covering loss or theft of securities, as well as employee dishonesty, forgery and alteration of checks or similar items, and forgery of securities. Such bonds provide total coverage of $5,000,000 (subject to a $500,000 deductible per claim, which changes to $250,000 as of July 1, 1995.)

  All transactions are recorded and posted to the books daily; designated personnel monitor them to ensure compliance with applicable laws, rules, and regulations. Periodic reviews of certain controls are conducted, and administrative and operations personnel meet frequently with management to review operational conditions in the firm. The Registrant has an internal auditor who has direct access to the Audit Committee of the Board of Directors, which includes three outside directors.

Competition

  The Registrant is engaged in the highly competitive securities brokerage and financial services businesses. It competes directly with other regional securities brokerage firms, large Wall Street securities firms, and discount brokerage firms for a share of the retail brokerage business in its market area. To an increasing degree, the Registrant also competes for various segments of the retail financial service business with other institutions such as commercial banks, savings institutions, mutual fund companies, life insurance companies and financial planning firms. In particular, it is generally believed that legal and regulatory changes will allow commercial banks and their holding companies to compete more directly in the brokerage and investment banking businesses in the near future.

   In addition to the competition for retail investment business, there is substantial competition among firms in the securities industry to attract and retain experienced and productive investment brokers. (See "Employees.")

  Many of these competitors have far greater personnel and financial resources than the Registrant. Larger competitors are able to advertise their products and services on a national or regional basis and have a far greater number and variety of distribution outlets for their products. Discount brokerage firms market their services through aggressive pricing and promotional efforts. In addition, several regional competitors have much more extensive investment banking activities than the Registrant and therefore possess a relative advantage with regard to securities distribution.

  Recent rapid advancements in computing and communications technology are substantially changing the means by which financial services are delivered. These changes are providing consumers with more direct access to a wide variety of financial and investment services including market information and on-line trading and account information. Advancements in technology also create demand for more sophisticated levels of client services. Provision of these services may entail considerable cost without an offsetting source of revenue. Although management is committed to utilizing technological advancements to provide a high level of client service, many of the Registrant's competitors have far greater technological resources at their disposal.

  The Registrant follows a strategy of attempting to offer superior service and investment advice in order to differentiate itself from competitiors.

Employees

  As of June 30, 1995, the Registrant had 479 full-time employees, of whom 214 had full-time investment broker responsibilities. None of the Registrant's employees are covered by a collective bargaining agreement.

  In large part, the Registrant's future success is dependent upon its continuing ability to hire, train and retain qualified investment brokers. During the fiscal year ended June 30, 1995, the Registrant hired 36 investment brokers. The total number of investment brokers increased to 214 from 205 during the fiscal year reflecting the aforementioned new hires offset by investment brokers leaving the Registrant's employ and employees transferred to and from investment broker and other positions. The Registrant trains new investment brokers who are required to take examinations given by the NYSE, the NASD and certain state securities regulators in order to be registered and qualified. To Registrant also provides for continuing training programs for investment brokers. Beginning in 1995, investment brokers are required to meet certain industry continuing education requirements. Competition is intense among securities firms for investment brokers with good sales production records.

  The Registrant considers its employee relations to be good and considers its compensation and employee benefits, which include medical, life, accidental death and disability insurance, a profit sharing and 401(k) plan, an employee stock purchase plan, educational assistance, as well as a flexible benefits plan which allows pre-tax contributions for medical insurance premiums, out-of-pocket medical expenses, and dependent care expenses, to be competitive with those offered by other securities firms. In addition to the benefits offered to all eligible employees, the Registrant maintains a stock option plan and a non-qualified deferred compensation plan to attract and retain executive personnel and investment brokers with outstanding sales production records.

Regulation

  The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Scott & Stringfellow is currently registered in 38 states and the District of Columbia.

  The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales practices, trade practices among broker-dealers, capital structure of securities firms, uses and safekeeping of clients' funds and securities, record keeping, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in interpretation or enforcement of existing laws and rules, often affect directly the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fines, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities market rather than the protection of creditors or stockholders of broker-dealers.

  One of the most important regulations with which the Registrant's broker-dealer subsidiary must continually comply is SEC Rule 15c3-1 and a similar rule of the NYSE which require the Registrant's broker-dealer subsidiary to maintain a minimum amount of net capital, as defined. These rules, under the alternative method, prohibit a broker or dealer from engaging in any securities transactions at a time when its net capital is less than 2% of aggregate debit items arising from customer transactions; in addition, restrictions may be imposed on the operations of a broker or dealer if its net capital is less than 5% of aggregate debit items. At June 30, 1995, the Registrant's broker-dealer subsidiary's net capital was 25% of aggregate debit items. (See note 6 of Notes to Consolidated Financial Statements for fiscal 1995 incorporated herein by reference.)

  The laws,. rules and regulations of the various federal, state and other regulatory bodies of which the business of the Registrant is subject are constantly changing. While the management believes that it is currently in compliance in all material respects with all laws, rules and regulations applicable to its business, it cannot predict what effect any such changes might have.


Item 2. PROPERTIES

  The Registrant uses general office space for the conduct of its business. The Registrant's main office is located in the Mutual Building, 909 East Main Street, Richmond, Virginia, and its branch operations are conducted in various office buildings located in 25 other municipalities in which it does business. All of the Registrant's offices are leased. (See note 11 of Notes to Consolidated Financial Statements for fiscal 1995 incorporated herein by reference.) The Registrant is currently renovating its main office space, which the Registrant believes will improve the efficiency of its departments by co-location of functionally related activities and enhancement of areas servicing its retail and investment banking clients. A portion of the renovations were completed during 1995 and the remainder is expected to be completed over the next two years. In addition, during 1995 the Registrant renovated or relocated a number of its retail branch offices to accommodate the expanding number of investment brokers and improve client service. Although the Registrant's offices are leased, relocations and renovations often require capital expenditures for leasehold improvements, furniture and equipment.

Item 3.  LEGAL PROCEEDINGS

  The Registrant has been named in legal actions relating to its securities business. Management of the Registrant, after consultation with legal counsel, believes the resolution of these various lawsuits and claims will have no material adverse effect on the financial position of the Registrant.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The Executive Officers of the Registrant as of June 30, 1995, are as follows:

Name                        Age              Positions with the Registrant
S. Buford Scott              62              Chairman of the Board
Frederic Scott Bocock        63              Vice Chairman of the Board
William P. Schubmehl         63              Director, President and Chief Executive Officer
John Sherman, Jr.            49              Director, Senior Vice President (1)
Steven C. DeLaney            40              First Vice President and Chief Financial Officer (2)
Sandra D. Glass              56              Senior Vice President
Victor L. Harper             53              Senior Vice President
Tullius C. Tupper            52              Senior Vice President
Norman L. Hancock            57              First Vice President and Chief Compliance Officer
Charles E. Mintz             40              First Vice President and Chief Administrative Officer

  (1) John Sherman, Jr. was named Executive Vice President and Chief Operating Officer in July 1995

  (2) Steven C. DeLaney was appointed to the Board of Directors and named Senior Vice President in July 1995

  S. Buford Scott has served as Chairman of the Board of Directors of the Registrant and Scott & Stringfellow since 1974. He also served as its Chief Executive Officer from 1974 until 1984. Mr. Scott is a member of the Boards of Directors of Albemarle Corporation, Ethyl Corporation and Great Eastern Energy and Development Corporation. He is also a Director of Sheltering Arms Hospital, a Director of the Virginia Council on Economic Education, a Director of Richmond Renaissance, a Director of the Atlantic Rural Exposition (State Fair of Virginia), a Director of the Hollywood Cemetery Association, a Trustee of the Securities Industry Foundation for Economic Education, and Chairman of Elk Hill Farm, Inc.

  Frederic Scott Bocock has served as Vice Chairman of the Board of Directors of the Registrant and Scott & Stringfellow since 1984, and served as President of Scott & Stringfellow from 1974 until 1984. Mr. Bocock serves as a Director and Member of the Executive Board of Richmond Memorial Hospital, and is President of the Men's Board of the Virginia Home. Mr. Bocock, S. Buford Scott and R. Strother Scott, a First Vice President - Corporate Finance, are first cousins and grandsons of Frederic William Scott, co-founder of Scott & Stringfellow.

  William P. Schubmehl has been a Director of Scott & Stringfellow since 1981. He joined Scott & Stringfellow in 1978 as a Vice President. He was elected Senior Vice President in 1986 and Executive Vice President in 1990. In 1992 he was elected President and Chief Executive Officer.

  John Sherman, Jr. was elected Senior Vice President for Branch Administration and Retail Sales of Scott & Stringfellow in August 1993. Mr. Sherman joined Scott & Stringfellow in October 1988 as Vice President and manager of the Kinston, North Carolina branch office. Prior to joining Scott & Stringfellow, Mr. Sherman served as President of Shurgard Capital Investments located in Seattle, Washington from January 1988 to October 1988. Prior to January 1988, Mr. Sherman held the position of Vice President and Kinston branch manager of Wheat, First Securities, Inc.

  Steven C. DeLaney joined Scott & Stringfellow as a Vice President in July 1992 and was named First Vice President and Chief Financial Officer in October 1992. He was elected to the Board of Directors of Scott & Stringfellow, Inc. in October 1994. In July 1995, he was named a Senior Vice President and nominated for election to the Board of Directors of the Registrant. His primary duties include responsibility for the finance, accounting, operations and technology functions. Prior to joining the Registrant, Mr. DeLaney was employed from 1976 to 1991 by a Virginia-based, financial services holding company during which time he held various executive positions including President and Chief Operating Officer and Chief Financial Officer.

  Sandra D. Glass joined the Registrant in 1986 as Director of Operations. Previously, she was a Senior Vice President and Director of Operations for Schneider, Bernet & Hickman, Inc., a regional brokerage firm in Dallas, Texas where she was employed from 1965 to 1985.

  Victor L. Harper is a Senior Vice President and has served as a Director of Scott & Stringfellow, Inc. since 1984. Before joining Scott & Stringfellow in 1984, Mr. Harper served as a Vice President and Director of Davenport and Co. Of Virginia, Inc. He served with Davenport in various capacities from 1968 to 1984. Mr. Harper is also a Trustee and Vice Chairman for the Securities Industry and Foundation for Economic Education.

  Tullius C. Tupper joined the Registrant in 1988 as Manager of the Taxable Fixed Income Department and became Manager of Fixed Income, including both tax-exempt and taxable fixed income areas, in 1990. Prior to joining Scott & Stringfellow in 1988, Mr. Tupper was employed by Wheat, First Securities, Inc. where he had been employed in various positions from 1979 to 1988.

  Norman L. Hancock joined Scott & Stringfellow in October 1992 as First Vice President and Chief Compliance Officer. Prior to joining Scott & Stringfellow, Mr. Hancock was with Wheat, First Securities, Inc. for 35 years. He was Senior Vice President and Compliance Director with them for 18 years. He served as cashier and personnel director in earlier years.

  Charles E. Mintz was elected First Vice President and Chief Administrative Officer in May 1995. Mr. Mintz joined Scott & Stringfellow in August 1990 as manager of the Wilmington, North Carolina branch office. Prior to joining Scott & Stringfellow, Mr. Mintz served as President of Fox, Graham & Mintz Securities, Inc. from 1985 until its 1990 acquisition by Scott & Stringfellow. Prior to 1985, Mr. Mintz was the Myrtle Beach, South Carolina branch manager of Wheat, First Securities, Inc.

  All officers serve at the discretion of the Board of Directors.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The information required by this item is incorporated herein by reference to the Corporate Information on page 25 of the Annual Report to Shareholders for fiscal 1995. The computation of the approximate number of holders of the Registrant's common stock is based on the number of holders of record as of June 30, 1995. Information on the holders of record of the Registrant's common stock is maintained and produced by the Registrant's transfer agent, Mellon Securities Transfer Company.

Item 6.  SELECTED FINANCIAL DATA

  The information required by this item is incorporated herein by reference to page 11 of the Annual Report to Shareholders for fiscal 1995.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is incorporated herein by reference to pages 12 to 15 of the Annual Report to Shareholders for fiscal 1995.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item, except for the required financial statement schedules, is incorporated herein by reference to pages 16 to 24 of the Annual Report to Shareholders for fiscal 1995. The financial statement schedules, which include the Parent-only Condensed Financial Statements of the Registrant and the Schedule of Short-term Borrowings, are included on pages 18 to 20 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no changes in accountants or disagreements on accounting and financial disclosure.

PART III

  The information required by Items 10, 11, 12, and 13, except for the information regarding Executive Officers called for by Item 10, is incorporated by reference to the Registrant's definitive Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's Annual Meeting of Shareholders to be held October 17, 1995 which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on September 21, 1995.

  The information regarding Executive Officers required by Item 10 is shown on page 11 of this Form 10-K.

PART IV
  .
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) List of Financial Statements, Financial Statement Schedules, and Exhibits

      (1) The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report to Shareholders for fiscal 1995, are incorporated herein by reference:

      Consolidated Statements of Financial Condition - June 30, 1995 and June 24, 1994.
      Consolidated Statements of Income - Fiscal years ended June 30, 1995, June 24, 1994 and June 25, 1993.
      Consolidated Statements of Changes in Stockholders' Equity - Fiscal years ended June 30, 1995, June 24, 1994, and June 25, 1993.
      Consolidated Statements of Cash Flows - Fiscal years ended June 30, 1995, June 24, 1994, and June 25, 1993.
      Notes to Consolidated Financial Statements.

      (2) The following financial statement schedules of Scott & Stringfellow Financial, Inc. are required by Section 210.5-04 of Regulation S-X:

      Independent Auditors' Report on Financial Statement Schedules    pg. 17
      Schedule III - Condensed Financial Statements of Registrant      pg. 18
      Schedule IX - Short-term Borrowings                              pg. 20

      All other schedules   for which provision is made in the applicable
      accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the required information is included in the consolidated financial statements or notes thereto and therefore have been omitted.

      (3) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit number refers to Item 601 of Regulation S-K:

     EXHIBIT NUMBER                     PAGE

     3. Articles of Incorporation       Filed as Exhibits 3.1 through 3.4 to
                                        Form S-18 Registration Statement
                                        #33-8967 and incorporated herein
                                        by reference

     4. Material Contracts -

        Other Material Contracts        Filed as Exhibits 10.1 through 10.5
                                        in Form S-18 Registration Statement
                                        #33-8967 and incorporated herein
                                        by reference

        Master Borrowing Note           Filed as Exhibit 10 with the
         agreement with Crestar Bank    Registrant's Annual Report on Form
                                        10-K for the fiscal year ended June
                                        24, 1994 and incorporated by reference

        Broker Loan Agreement with      Filed as Exhibit 10 with the
         Crestar Bank                   Registrant's Annual Report on Form
                                        10-K for the fiscal year ended June
                                        24, 1994 and incorporated by reference

        Broker Loan Agreement with      Filed as Exhibit 10 with the
         NationsBank of Virginia, N.A.  Registrant's Annual Report on Form
                                        10-K for the fiscal year ended June
                                        24, 1994 and incorporated by reference

    11. Statement re: Computation of
         Earnings per Share             Exhibit 11

    13. Certain portions of the Annual
        Report to Shareholders for the
        year ended June 30, 1995, to
        the extent specifically
        incorporated by reference
        herein                          Exhibit 13

    22. List of Subsidiaries of         Filed as Exhibit 22 with the
         Registrant                     Registrant's Annual Report on Form
                                        10-K for the fiscal year ended June
                                        24, 1994 and incorporated by reference

    23. Consent of Independent Auditors Exhibit 23

    27. Financial Data Schedule         Exhibit 27

  (b) Reports on Form 8-K.

      There were no reports filed on Form 8-K for the fiscal year ended June 30, 1995.

SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, State of Virginia, on the 21st day of September, 1995.

     SCOTT & STRINGFELLOW FINANCIAL, INC. (REGISTRANT)

BY   /s/ William P. Schubmehl               September 21, 1995
     William P. Schubmehl                   Date
     President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

  Signature                           Title                            Date
/s/ William P. Schubmehl              President and Director          September 21, 1995
------------------------              (Principal Executive Officer)
William P. Schubmehl

/s/ Steven C. DeLaney                 Senior Vice President, Chief    September 21, 1995
------------------------              Financial Officer and Director
Steven C. DeLaney                     (Principal Financial /
                                      Accounting Officer)


/s/ S. Buford Scott                   Director                        September 21, 1995
------------------------
S. Buford Scott

/s/ Frederic S. Bocock                Director                        September 21, 1995
------------------------
Frederic S. Bocock

                                      Director                        September 21, 1995
------------------------
William F. Calliott

/s/ David Plageman                    Director                        September 21, 1995
------------------------
David Plageman

/s/ John J. Muldowney                 Director                        September 21, 1995
------------------------
John. J. Muldowney

/s/ R. Bruce Campbell                 Director                        September 21, 1995
------------------------
R. Bruce Campbell

/s/ John Sherman, Jr.                 Director                        September 21, 1995
------------------------
John Sherman, Jr.

/s/ William W. Berry                  Director                        September 21, 1995
------------------------
William W. Berry

/s/ R. Gordon Smith                   Director                        September 21, 1995
------------------------
R. Gordon Smith

/s/ Robert L. Hintz                   Director                        September 21, 1995
------------------------
Robert L. Hintz

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors and Stockholders
Scott & Stringfellow Financial, Inc.


Under date of August 7, 1995, we reported on the consolidated statements of financial condition of Scott & Stringfellow Financial, Inc. and subsidiaries as of June 30, 1995 and June 24, 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended June 30, 1995, June 24, 1994, and June 25, 1993, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are included in the 1995 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement Schedules III and IX. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP


Richmond, Virginia
August 7, 1995

Schedule III
Condensed Financial Statements of Registrant
Scott & Stringfellow Financial, Inc. (Parent only)

Condensed Statements of Financial Condition

                                                   June 30,          June 24,
                                                    1995              1994
ASSETS
 Investments in not readily
  marketable securities                            $ 107,831        $ 107,831
 Investments in subsidiaries (a)                  25,453,608       24,214,952

 Total Assets                                   $ 25,561,439     $ 24,322,783

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Intercompany (a)                                  $ 112,831        $ 107,831
 Dividends payable                                   210,762          192,765

 Total Liabilities                                   323,593          300,596

Stockholders' Equity:
 Common stock, $0.10 par value. Authorized
  10,000,000 shares; issued and outstanding
  2,107,620 in 1995 and 2,102,896 shares
  in 1994                                            210,762          210,290
 Additional paid-in capital                        9,964,773        9,671,859
 Retained earnings                                15,062,311       14,140,038

 Total Stockholders' Equity                       25,237,846       24,022,187

 Total Liabilities and Stockholders' Equity      $ 25,561,439    $ 24,322,783


Condensed Statements of Income
                                                   Years Ended
                                June 30, 1995    June 24, 1994  June 25, 1993

Equity in undistributed net income
 from subsidiaries (a)             $1,278,649      $ 1,633,204    $ 1,971,027
Cash dividends (a)                    822,766        1,325,147      1,511,397

Net income                        $ 2,101,415      $ 2,958,351    $ 3,482,424


(a) Eliminated in consolidation

See Notes to Consolidated Financial Statements contained in the 1995 Annual Report to Shareholders and incorporated herein by reference.

See accompanying independent auditors' report.

Schedule III
Condensed Financial Statements of Registrant
Scott & Stringfellow Financial, Inc. (Parent only)

Condensed Statements of Cash Flows

                                                                       Years Ended
                                                 June 30, 1995       June 24, 1994  June 25, 1993
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income
 Adjustments to reconcile net income to net        $ 2,101,415         $ 2,958,351    $ 3,482,424
  cash provided by operating activities:
  Equity in undistributed net income
  of subsidiaries                                   -1,278,649          -1,633,204     -1,971,027
 Changes in assets and liabilities:
  Inter-company payable                                  5,000                  -              -

Net cash provided by operating activities              827,766           1,325,147      1,511,397

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividends paid                                  -822,766          -1,325,147     -1,511,397
 Purchase and retirement of common stock              -564,151            -825,752       -156,900
 Issuance of common stock                              519,158             450,429        338,922

Net cash used in fnancing activities                  -867,759          -1,700,470     -1,329,375

CASH FLOWS FROM INVESTING ACTIVITIES
 Distributions from subsidiary                         564,151             825,752        156,900
 Contributions to subsidiaries                        -524,158            -450,429       -338,922

Net cash provided by (used in) investing
 activities                                             39,993             375,323       -182,022

Net change in cash and cash equivalents                     -                   -              -

Cash and cash equivalents at beginning of year              -                   -              -

Cash and cash equivalents at end of year                    -                   -              -

See Notes to Consolidated Financial Statements contained in the 1995 Annual Report to Shareholders and incorporated herein by reference.

See accompanying independent auditors' report.

Schedule IX
Short-term Borrowings

Scott & Stringfellow Financial, Inc.
Year Ended June 30, 1995

                                                                  Maximum       Average         Weighted
    Category of                                Weighted            Amount        Amount          Average
     Aggregate             Balances            Average          Outstanding    Outstanding    Interest Rate
     Short-term           at end of           Interest          during the     during the       during the
     Borrowings             Period               Rate             Period         Period            Period
                                                                    (1)            (2)              (3)
Bank Borrowings         $ 6,600,000               6.88%        $ 16,000,000    $ 5,377,960          6.39%



See accompanying independent auditors' report.