Form 10-Q
period 1995-09-29
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1995-11-13
CIK 802555

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 29, 1995

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

                   Yes   X          No ....




On September 10, 1995, there were 2,123,552 shares of Scott & Stringfellow Financial, Inc. Common stock, par value $.10, issued and outstanding.







             SCOTT & STRINGFELLOW FINANCIAL, INC.

                             INDEX

                                                             Page Number


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Statements of Financial Condition -
     September 29, 1995 (unaudited) and June 30, 1995                3

     Consolidated Statements of Income (unaudited) -
     Three months ended September 29, 1995
      and September 30, 1994                                         4

     Consolidated Statements of Cash Flows (unaudited) -
     Three months ended September 29, 1995
      and September 30, 1994                                         5

     Notes to Consolidated Financial Statements                      6

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             7

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                          9

  Item 2. Changes in Securities                                      9

  Item 3. Defaults upon Senior Securities                            9

  Item 4. Submission of Matters to a Vote of
   Security Holders                                                  9

  Item 5. Other Information                                         10

  Item 6. Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                          10

EXHIBITS















PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited)

                                            September 29,     June 30,
                                                 1995          1995

ASSETS
  Cash and cash equivalents                   $ 5,276,625  $ 3,761,381
  Cash segregated under Federal regulations         3,819        5,803
  Receivable from brokers, dealers and
    clearing organizations                      3,711,788    2,325,615
  Receivable from customers                    69,188,836   64,968,861
  Trading and investment securities,
    at market value                            11,847,309   13,366,267
  Exchange memberships, at adjusted cost          838,100      838,100
  Equipment and leasehold improvements,
    less depreciation and amortization          2,135,596    2,162,680
  Deferred income taxes                           379,429      325,429
  Other assets                                  6,717,402    5,511,907

Total Assets                                $ 100,098,904 $ 93,266,043

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Drafts payable                              $ 2,446,014  $ 1,425,385
  Short term bank loans                         5,100,000    6,600,000
  Payable to brokers, dealers and clearing
    organizations                                 865,837      892,994
  Payable to customers                         54,314,573   50,782,579
  Securities sold, but not yet purchased,
    at market value                               706,083      570,788
  Accounts payable, accrued compensation
    and other liabilities                      10,230,259    7,756,451

  Total Liabilities                            73,662,766   68,028,197

Stockholders' Equity
  Common stock, $0.10 par value; Authorized
    10,000,000 shares; Issued and outstanding
    2,123,624 and 2,107,620 shares                212,362      210,762
  Additional paid-in capital                   10,153,326    9,964,773
  Retained earnings                            16,070,450   15,062,311

  Total Stockholders' Equity                   26,436,138   25,237,846

Total Liabilities and Stockholders' Equity  $ 100,098,904 $ 93,266,043



See accompanying notes to consolidated financial statements.




     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 29, 1995 and September 30, 1994
                          (Unaudited)

                                           September 29, September 30,
                                                 1995         1994
REVENUES
  Commissions                                 $ 9,461,983  $ 6,520,830
  Principal transactions                        2,610,248    2,856,147
  Investment banking                            2,998,486    1,372,445
  Interest and dividends                        1,602,005    1,301,710
  Advisory and administrative service fees        911,094      644,806
  Other                                            70,578       71,811

  Total Revenues                               17,654,394   12,767,749

EXPENSES
  Employee Compensation and benefits           11,261,163    8,120,442
  Communications                                  792,303      740,068
  Occupancy and equipment                         741,733      552,349
  Advertising and sales promotion                 356,535      344,663
  Postage, stationery and supplies                488,084      404,869
  Brokerage, clearing and exchange fees           312,961      240,460
  Data processing                                 259,384      216,276
  Interest                                        558,041      359,805
  Other operating expenses                        977,969      863,354

  Total Expenses                               15,748,893   11,842,286

  Income before income taxes                    1,905,501      925,463

  Income taxes                                    685,000      336,000

  NET INCOME                                  $ 1,220,501    $ 589,463


  Earnings per share                                $0.57        $0.28

  Dividends declared per share                      $0.10        $0.10

  Weighted average common shares and
    common stock equivalents outstanding        2,124,061    2,099,119



  See notes to consolidated financial statements.













       SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 29, 1995 and September 30, 1994
                          (Unaudited)

                                                        1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 1,220,501      $ 589,463
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                        185,808        155,246
  Deferred income taxes                                -54,000         99,000
  Changes in assets and liabilities:
  Cash segregated under Federal regulations              1,984          8,118
  Receivable from brokers, dealers and
   clearing organizations                           -1,386,173        136,877
  Receivable from customers                         -4,219,975       -945,003
  Trading securities                                 1,584,057     -2,921,031
  Other assets                                      -1,119,418       -172,724
  Payable to brokers, dealers and
   clearing organizations                              -27,157        602,651
  Payable to customers                               3,531,994      5,322,718
  Securities sold, but not yet purchased               135,295       -257,354
  Accounts payable, accrued compensation
    and other liabilities                            2,472,209     -1,082,338
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIE  2,325,125      1,535,623

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in drafts payable                       1,020,629     -6,583,783
  Net change in short term bank loans               -1,500,000      4,800,000
  Net change in securities sold
   under agreements to repurchase                            0        -21,250
  Cash dividends paid                                 -210,762       -193,019
  Purchase and retirement of common stock                    0       -323,043
  Issuance of common stock                             190,153        136,841
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES  -499,980     -2,184,254

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of not readily
   marketable securities                                29,166         36,421
  Purchases of not readily marketable securities       -94,265         -9,625
  Proceeds from disposition of investment real estate        0        804,638
  Proceeds from disposition of equipment                     0          2,170
  Purchases of equipment and leasehold improvements   -165,130       -157,055
  Repayment of loans receivable                         46,532        196,259
  Increase in loans receivable                        -126,204       -380,000
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES  -309,901        492,808

Net increase (decrease) in cash and cash equivalents 1,515,244       -155,823
Cash and cash equivalents at beginning of period     3,761,381      2,410,867
Cash and cash equivalents at end of period         $ 5,276,625    $ 2,255,044

Cash paid during the period for interest             $ 574,310      $ 372,061
Cash paid during the period for income taxes           388,481        170,234

  See notes to consolidated financial statements.




  SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  September 29,1995

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

  These interim consolidated financial statements are unaudited; however, such information reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the period in accordance with generally accepted accounting principles. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of the results which might be expected for the full fiscal year. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company's annual audited report for the fiscal year ended June 30, 1995.

2. NET CAPITAL REQUIREMENTS
  As a registered broker-dealer and a member of the New York Stock Exchange ("NYSE"), the Company's wholly-owned subsidiary, S&S, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1). S&S has elected to utilize the alternative method of the Rule, which prohibits a broker-dealer from engaging in any transactions which would cause its "net capital" to be less than 2% of its "aggregate debit balances" arising from customer transactions, as those terms are defined in the Rule. The NYSE may also impose restrictions on S&S's business if its net capital falls below 5% of aggregate debit balances. At September 29, 1995, S&S's net capital of $16,684,701 was 23% of its aggregate debit balances and was $15,240,375 in excess of its minimum regulatory requirement.

3. COMMON STOCK
  During the quarter ended September 29, 1995, the Company issued 1,800 shares of common stock pursuant to the exercise of employee stock options for net proceeds of $17,626. The Company also issued 14,204 shares of common stock to the Employee Stock Purchase Plan for net proceeds of $169,014. The Company repurchases its common shares in the open market under a plan approved by the Board of Directors. During the quarter, there were no repurchases of shares under the Company's stock repurchase program. The Company had remaining authority to repurchase 114,800 shares at September 29, 1995. All per share items for the comparative prior period have been adjusted to reflect the effect of a 6:5 stock split which was distributed as a 20% stock dividend to shareholders on August 26, 1994.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's primary subsidiary, S&S, conducts a full-service, securities brokerage and investment banking business through 27 branch offices located in Virginia, North Carolina and West Virginia. Its primary business is retail securities brokerage with an emphasis on equity securities, municipal bonds and mutual funds. Other significant activities and services include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services through SSCM, corporate and municipal financial advisory services, trading of fixed income and equity securities, primary investment research and money market cash management services. As of September 29, 1995, the Company employed 481 people including 213 employees with full-time Investment Broker responsibilities.

The Company's profitability, to a large degree, is sensitive to the volume of trading in securities and the volatility and general level of securities' market prices. Approximately 79% of the Company's total revenue is generated by commissions and sales credits, or mark-ups, on securities transactions. Many of the Company's activities have high operating costs which do not decrease proportionately with reduced levels of activity and may even increase during such periods. Moreover, many of these operating costs may increase at a proportionately greater rate than revenues during periods of increased activity. While the Company attempts to build non-sales revenue and places emphasis on control of fixed costs, its profitability is adversely affected by sustained periods of reduced transaction volume or loss of brokerage clients. The Company's profitability is also adversely affected when it is unable to compensate for increases in fixed costs through the pricing of its services.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 29, 1995

The Company reported record results for the first quarter of its 1996 fiscal year. Net income was $1,220,501, or $0.57 per share, up 107% compared to $589,463, or $0.28 per share, in the same period last year.

Total revenues for the quarter were a record $17,654,394, an increase of 38% from $12,767,749 reported for the first quarter of fiscal 1995. The increase in total revenues was primarily attributable to an increase in investment banking revenues of $1,626,041, or 119%, and an increase in commissions revenues from agency transactions of $2,941,953, or 45%. These revenue increases were driven by the prevailing strong equity market and the completion of two managed common stock offerings in the period. Other than the fixed income area, all of the Company's business units saw increased revenues compared to the first quarter of last year. Revenue from advisory and administrative service fees also increased sharply, from $644,806 to $911,094, as a result of growth in the Company's money market product area, asset management business, and the recent implementation of an enhanced postage and handling charge.

Total expenses increased by 33% to $15,748,893 from $11,842,286 in the year-earlier period. This increase was primarily attributable to a 39% increase in employee compensation and benefits, the Company's largest expense item, as a result of increased commissions expense and other forms of variable compensation associated with the higher overall levels of revenue and profitability. Certain categories of other operating expenses also increased significantly from the year-earlier quarter. Notably, occupancy and equipment increased by 34%, or $189,384, due primarily to higher rent expense associated with the Company's ongoing renovation of its Richmond headquarters building. Brokerage, clearing and exchange fees increased by 30% as a result of increased transaction volumes. Overall, non-compensation, non-interest expenses increased by 17%.

Interest and dividend revenues increased by 23% to $1,602,005, reflecting a 20% increase in interest revenue from customers as the Company's margin lending business continues to expand. Average customer receivable balances were approximately 12% higher during the quarter ended September 29, 1995 than during the comparable period one year ago. Interest expense increased by 55% from $359,805 to $558,041, primarily reflecting higher average borrowing levels used to finance the higher customer receivable balances. Overall, interest and dividend income, net of interest expense, increased by $102,059, or 11%, from 1994.

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the Consolidated Statement of Cash Flows contained in this report, the Company's primary sources of cash flow are the net cash provided from the earnings of the Company and from increases in the amounts payable to customers and other short-term indebtedness incurred in the normal course of the Company's securities brokerage business.

For the three month period ended September 29, 1995, net cash from operations before changes in operating assets and liabilities was $1,352,309. Cash flow from operations was also provided by an increase of $3,531,994 in amounts payable to customers, representing a 7% increase in credit balances in customer brokerage accounts. The largest use of cash in operating activities was an increase of $4,219,875 in customer receivables reflecting a 6% increase in this balance from the beginning to the end of the quarter. After the net change in all other operating asset and liability accounts, net cash provided by operating activities was $2,325,125. Because of the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary and therefore not very useful indicators of long-term trends in the Company's liquidity and capital resources.

Net cash flow of $499,980 was used by financing activities, principally including a net repayment of short term bank borrowings of $1,500,000, partially offset by a net increase in drafts payable of $1,020,629. Common stock transactions used net cash of $20,609 as new issuances of stock partially offset cash dividends paid. Investing activities during the period used net cash of $309,901, which included $165,130 in purchases of equipment and leasehold improvements. Over the three month period, the Company's overall net cash position improved by $1,515,244.

At September 29, 1995, approximately 90% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by customer credit balances (excess funds kept by customers with the Company), short-term bank borrowings and equity capital. The Company utilizes short-term bank borrowings under established lines of credit with several banking institutions. A total of $58,000,000 in approved lines of credit was available to the Company at September 29, 1995, of which $5,100,000 was outstanding. The Company had no other debt obligations outstanding at that date.

The Company is subject to the net capital requirements of the Securities and Exchange Commission ("SEC") and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated well in excess of the minimum requirements. At September 29, 1995, the Company's net capital of $16,684,701 exceeded the minimum requirement by $15,240,375. Net capital was comprised entirely of stockholders' equity less certain regulatory adjustments.

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

Item 1.  Legal Proceedings - None Reportable

Item 2.  Changes in Securities - None Reportable

Item 3.  Defaults upon Senior Securities - None Reportable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Scott & Stringfellow Financial, Inc. was held in Richmond, Virginia on October 17, 1995.

Four persons were nominated and elected to the Company's Board of Directors. Robert L. Hintz was elected to a three year term with 1,918,599 share votes for and 2,982 share votes withheld. John Sherman, Jr., was elected to a three year term with 1,918,599 share votes for and 2,982 share votes withheld. David Plageman was elected to a three year term with 1,918,479 share votes for and 3,102 share votes withheld. William P. Schubmehl was elected to a three year term with 1,918,479 share votes for and 3,102 share votes withheld. Steven C. DeLaney was elected to a two year term with 1,918,479 share votes for and 3,102 share votes withheld. One person, Carroll D. Moore, was nominated for Director from the floor and was not elected with 1,921,581 share votes against and 16 share votes for.

A motion, solicited by proxy, was approved to increase by 150,000 shares the total number of shares authorized for issuance and purchase under the Company's Employee Stock Purchase Plan with 1,676,033 share votes for, 26,501 share votes against, and 2,480 share votes abstaining.

A motion, solicited by proxy, was approved to ratify the selection of KPMG Peat Marwick LLP as independent certified public accountants for the fiscal year ending June 28, 1996 with 1,916,992 share votes for, 1,438 share votes against, and 3,031 share votes abstaining.

A motion from the floor to recall R. Gordon Smith from the Board of Directors was not approved with 1,921,581 share votes against and 16 share votes for.

A motion from the floor requesting that certain records be made available to a shareholder was not approved with 1,921,581 share votes against and 16 share votes for.








Item 5.  Other Information - None Reportable

Item 6:  Exhibits and Reports on 8-K

  (a)  Exhibits

    Exhibit 11 - Statement Re: Computation of Per Share Earnings - See Separate Document

    Financial Data Schedule BD - See Separate Document

  (b)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended September 29, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT & STRINGFELLOW FINANCIAL, INC.
(Registrant)

Signatures                                Date

/S/ William P. Schubmehl                  November 13, 1995
------------------------------
William P. Schubmehl
President and Chief Executive Officer
(Principal Executive Officer)

/S/ Steven C. DeLaney                     November 13, 1995
------------------------------
Steven C. DeLaney
First Vice President and Chief Financial Officer
(Principal Financial Officer)