Form 10-Q/A
period 1995-09-29
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1995-11-28
CIK 802555

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q/A1

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

                   Yes   X          No ....




On November 10, 1995, there were 2,123,552 shares of Scott & Stringfellow Financial, Inc. Common stock, par value $.10, issued and outstanding.









             SCOTT & STRINGFELLOW FINANCIAL, INC.

                             INDEX

                                                             Page Number


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Statements of Financial Condition -
     September 29, 1995 (unaudited) and June 30, 1995                3

     Consolidated Statements of Income (unaudited) -
     Three months ended September 29, 1995
      and September 30, 1994                                         4

     Consolidated Statements of Cash Flows (unaudited) -
     Three months ended September 29, 1995
      and September 30, 1994                                         5

     Notes to Consolidated Financial Statements                      6


SIGNATURES                                                           7


































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






     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 29, 1995 and September 30, 1994
                          (Unaudited)

                                           September 29, September 30,
                                                 1995         1994
REVENUES
  Commissions                                 $ 9,461,983  $ 6,520,830
  Principal transactions                        2,610,248    2,856,147
  Investment banking                            2,998,486    1,372,445
  Interest and dividends                        1,602,005    1,301,710
  Advisory and administrative service fees        911,094      644,806
  Other                                            70,578       71,811

  Total Revenues                               17,654,394   12,767,749

EXPENSES
  Employee Compensation and benefits           11,261,163    8,120,442
  Communications                                  792,303      740,068
  Occupancy and equipment                         741,733      552,349
  Advertising and sales promotion                 356,535      344,663
  Postage, stationery and supplies                488,804      404,869
  Brokerage, clearing and exchange fees           312,961      240,460
  Data processing                                 259,384      216,276
  Interest                                        558,041      359,805
  Other operating expenses                        977,969      863,354

  Total Expenses                               15,748,893   11,842,286

  Income before income taxes                    1,905,501      925,463

  Income taxes                                    685,000      336,000

  NET INCOME                                  $ 1,220,501    $ 589,463


  Earnings per share                                $0.57        $0.28

  Dividends declared per share                      $0.10        $0.10

  Weighted average common shares and
    common stock equivalents outstanding        2,124,061    2,099,119



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

3. COMMON STOCK
  During the quarter ended September 29, 1995, the Company issued 1,800 shares of common stock pursuant to the exercise of employee stock options for net proceeds of $17,626. The Company also issued 14,204 shares of common stock to the Employee Stock Purchase Plan for net proceeds of $169,014. The Company repurchases its common shares in the open market under a plan approved by the Board of Directors. During the quarter, there were no repurchases of shares under the Company's stock repurchase program. The Company had remaining authority to repurchase 314,811 shares at September 29, 1995. All per share items for the comparative prior period have been adjusted to reflect the effect of a 6:5 stock split which was distributed as a 20% stock dividend to shareholders on August 26, 1994.

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

SCOTT & STRINGFELLOW FINANCIAL, INC.
(Registrant)

Signatures                                Date

/S/ William P. Schubmehl                  November 27, 1995
------------------------------
William P. Schubmehl
President and Chief Executive Officer
(Principal Executive Officer)

/S/ Steven C. DeLaney                     November 27, 1995
------------------------------
Steven C. DeLaney
First Vice President and Chief Financial Officer
(Principal Financial Officer)