Form 10-Q
period 1995-12-31
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1996-02-14
CIK 802555

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1995

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

                   Yes   X          No ....




On February 13, 1996, there were 2,166,724 shares of Scott & Stringfellow Financial, Inc. Common stock, par value $.10, issued and outstanding.

             SCOTT & STRINGFELLOW FINANCIAL, INC.

                             INDEX

                                                   Page Number


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Statements of Financial Condition -
     December 31, 1995 (unaudited) and June 30, 1995                 3

     Consolidated Statements of Income (unaudited) -
     Three months ended December 31, 1995
      and December 31, 1994                                          4

     Consolidated Statements of Income (unaudited) -
     Six months ended December 31, 1995
      and December 31, 1994                                          5

     Consolidated Statements of Cash Flows (unaudited) -
     Six months ended December 31, 1995
      and December 31, 1994                                          6

     Notes to Consolidated Financial Statements                      7


  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                         11

  Item 2. Changes in Securities                                     11

  Item 3. Defaults upon Senior Securities                           11

  Item 4. Submission of Matters to a Vote of
   Security Holders                                                 11

  Item 5. Other Information                                         11

  Item 6. Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                          12

EXHIBITS

PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited)

                                              December 31,  June 30,
                                                  1995        1995

ASSETS
  Cash and cash equivalents                   $ 6,145,572  $ 3,761,381
  Cash segregated under Federal regulations            36        5,803
  Receivable from brokers, dealers and
    clearing organizations                      4,392,567    2,325,615
  Receivable from customers                    69,778,380   64,968,861
  Trading and investment securities,
    at market value                            14,819,738   13,366,267
  Exchange memberships, at adjusted cost          838,100      838,100
  Equipment and leasehold improvements,
    less depreciation and amortization          2,263,923    2,162,680
  Deferred income taxes                           379,429      325,429
  Other assets                                  7,064,172    5,511,907

Total Assets                                $ 105,681,917 $ 93,266,043

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Drafts payable                              $ 4,513,232  $ 1,425,385
  Short term bank loans                         3,000,000    6,600,000
  Payable to brokers, dealers and clearing
    organizations                               1,190,156      892,994
  Payable to customers                         57,380,272   50,782,579
  Securities sold, but not yet purchased,
    at market value                               713,935      570,788
  Accounts payable, accrued compensation
    and other liabilities                      11,424,846    7,756,451

  Total Liabilities                            78,222,441   68,028,197

Stockholders' Equity
  Common stock, $0.10 par value; Authorized
    10,000,000 shares; Issued and outstanding
    2,152,724 and 2,107,620 shares                215,272      210,762
  Additional paid-in capital                   10,522,099    9,964,773
  Retained earnings                            16,921,605   15,062,311
  Less: Stock notes receivable                   -199,500            0

  Total Stockholders' Equity                   27,459,476   25,237,846

Total Liabilities and Stockholders' Equity  $ 105,681,917 $ 93,266,043

See notes to consolidated financial statements.

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended December 31, 1995 and December 31, 1994
                          (Unaudited)

                                            December 31,  December 31,
                                                 1995        1994
REVENUES
  Commissions                                 $ 9,228,801  $ 6,474,740
  Principal transactions                        2,697,781    2,733,341
  Investment banking                            2,882,380    1,751,490
  Interest and dividends                        1,647,814    1,385,876
  Advisory and administrative service fees      1,070,450      672,937
  Other                                            64,012       41,231

  Total Revenues                               17,591,238   13,059,615

EXPENSES
  Employee Compensation and benefits           11,219,662    8,183,002
  Communications                                  794,208      712,921
  Occupancy and equipment                         746,269      594,867
  Advertising and sales promotion                 497,474      497,110
  Postage, stationery and supplies                512,773      419,889
  Brokerage, clearing and exchange fees           299,566      258,383
  Data processing                                 281,234      228,272
  Interest                                        560,270      418,289
  Other operating expenses                        961,009      955,616

  Total Expenses                               15,872,465   12,268,349

  Income before income taxes                    1,718,773      791,266

  Income taxes                                    640,000      282,000

  NET INCOME                                  $ 1,078,773    $ 509,266


  Earnings per share                                $0.50        $0.24

  Dividends declared per share                      $0.10        $0.10

  Weighted average common shares and
    common stock equivalents outstanding        2,141,288    2,101,253



  See notes to consolidated financial statements.

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended December 31, 1995 and December 31, 1994
                          (Unaudited)

                                             December 31,  December 31,
                                                  1995         1994
REVENUES
  Commissions                                $ 18,690,783 $ 12,995,570
  Principal transactions                        5,308,029    5,589,487
  Investment banking                            5,880,866    3,123,935
  Interest and dividends                        3,249,820    2,687,586
  Advisory and administrative service fees      1,981,543    1,317,743
  Other                                           134,590      113,042

  Total Revenues                               35,245,631   25,827,363

EXPENSES
  Employee Compensation and benefits           22,480,825   16,303,444
  Communications                                1,586,512    1,452,989
  Occupancy and equipment                       1,488,002    1,147,216
  Advertising and sales promotion                 854,010      841,773
  Postage, stationery and supplies              1,001,578      824,758
  Brokerage, clearing and exchange fees           612,527      498,843
  Data processing                                 540,618      444,548
  Interest                                      1,118,311      778,094
  Other operating expenses                      1,938,977    1,818,969

  Total Expenses                               31,621,360   24,110,634

  Income before income taxes                    3,624,271    1,716,729

  Income taxes                                  1,325,000      618,000

  NET INCOME                                  $ 2,299,271  $ 1,098,729


  Earnings per share                                $1.07        $0.52

  Dividends declared per share                      $0.20        $0.10

  Weighted average common shares and
    common stock equivalents outstanding        2,131,675    2,101,732



  See notes to consolidated financial statements.

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 1995 and December 31, 1994
                          (Unaudited)

                                                          1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $ 2,299,271    $ 1,098,729
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                          410,246        319,041
  Deferred income taxes                                  -54,000        -21,000
  Allowance for (recovery of) doubtful accounts                          63,905
  Changes in assets and liabilities:
  Cash segregated under Federal regulations                5,767          8,077
  Receivable from brokers, dealers and
   clearing organizations                             -2,066,952       -670,719
  Receivable from customers                           -4,809,519     -4,402,194
  Trading securities                                  -1,263,325     -5,961,862
  Other assets                                        -1,100,454       -435,918
  Payable to brokers, dealers and clearing org.          297,162     -1,275,475
  Payable to customers                                 6,597,693      6,001,505
  Securities sold, but not yet purchased                 143,147         89,520
  Accounts payable, accrued compensation
    and other liabilities                              3,663,884       -228,027
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES   4,122,920     -5,414,418

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in drafts payable                         3,087,847     -4,385,979
  Net change in short term bank loans                 -3,600,000     12,400,000
  Net change in securities sold
   under agreements to repurchase                              0        -21,250
  Cash dividends paid                                   -423,124       -402,005
  Purchase and retirement of common stock                -19,140       -344,691
  Issuance of common stock                               369,130        236,584
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES    -585,287      7,482,659

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of not readily
   marketable securities                                  98,403         45,523
  Purchases of not readily marketable securities        -288,549       -112,310
  Proceeds from disposition of investment real estate          0        804,638
  Proceeds from disposition of equipment                       0          2,170
  Purchases of equipment and leasehold improvements     -505,084       -307,008
  Repayment of loans receivable                           53,206        204,735
  Increase in loans receivable                          -511,418       -576,516
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES  -1,153,442         61,232

Net increase (decrease) in cash and cash equivalents   2,384,191      2,129,473
Cash and cash equivalents at beginning of period       3,761,381      2,410,867
Cash and cash equivalents at end of period           $ 6,145,572    $ 4,540,340

Cash paid during the period for interest             $ 1,135,696      $ 791,488
Cash paid during the period for income taxes           1,185,481        483,206

  See notes to consolidated financial statements.

  SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  December 31,1995

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

  These interim consolidated financial statements are unaudited; however, such information reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods in accordance with generally accepted accounting principles. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of the results which might be expected for the full fiscal year. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company's annual audited report for the fiscal year ended June 30, 1995.

2. NET CAPITAL REQUIREMENTS
  As a registered broker-dealer and a member of the New York Stock Exchange ("NYSE"), the Company's wholly-owned subsidiary, S&S, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1). S&S has elected to utilize the alternative method of the Rule, which prohibits a broker-dealer from engaging in any transactions which would cause its "net capital" to be less than 2% of its "aggregate debit balances" arising from customer transactions, as those terms are defined in the Rule. The NYSE may also impose restrictions on S&S's business if its net capital falls below 5% of aggregate debit balances. At December 31, 1995, S&S's net capital of $17,401,679 was 24% of its aggregate debit balances and was $15,930,096 in excess of its minimum regulatory requirement.

3. COMMON STOCK
  During the quarter ended December 31, 1995, the Company issued 4,644 shares of common stock pursuant to the exercise of employee stock options for net proceeds of $32,351. The Company also issued 11,848 shares of common stock to the Employee Stock Purchase Plan for net proceeds of $142,156. The Company also issued 14,000 shares of common stock to management employees, including 5,600 shares issued to directors, pursuant to the Management Stock Purchase Loan Plan. This plan was approved by the Company's Board of Directors on December 17, 1995. These shares were issued by the Company at a price based upon fair market value, in exchange for fully recourse, interest-bearing promissory notes which are payable on demand.

  The Company repurchases its common shares in the open market under a plan approved by the Board of Directors. During the quarter, 1,392 share were repurchased at a cost of $19,140. The Company had remaining authority to repurchase 313,419 shares at December 31, 1995. All per share items for the comparative prior period have been adjusted to reflect the effect of a 6:5 stock split which was distributed as a 20% stock dividend to shareholders on August 26, 1994.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's primary subsidiary, S&S, conducts a full-service, securities brokerage and investment banking business through 28 branch offices located in Virginia, North Carolina, West Virginia, and South Carolina, in which the Company's first office was opened in February 1996. The Company's primary business is retail securities brokerage with an emphasis on equity securities, municipal bonds and mutual funds. Other significant activities and services include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services through SSCM, corporate and municipal financial advisory services, trading of fixed income and equity securities, primary investment research and money market cash management services. As of December 31, 1995, the Company employed 490 people including 213 employees with full-time Investment Broker responsibilities.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1995

The Company reported improved results for the second quarter of its 1996 fiscal year. Net earnings were $1,078,773, 112% higher than the prior year's quarter. Earnings per share increased 108% to $0.50 from $0.24.

Total revenues for the quarter were $17,591,238, an increase of 35% from $13,059,615 reported for the first quarter of fiscal 1995. The increase in total revenues was primarily attributable to increases in commissions revenues from agency transactions of $2,754,061, or 43%, investment banking revenues of $1,130,890, or 65%, and advisory and administrative fees of $397,513, or 59%. These results were attributable to the continuing strength in the equity
markets and healthy increases in investment banking fees.   In addition, the
Company co-managed one initial public offering of common stock during the period. Interest and dividend income also increased during the period, reflecting continuing increases in margin lending balances.

Total expenses increased by 29% to $15,872,465 from $12,268,349 in the year-earlier period, primarily attributable to a 37% increase in employee compensation and benefits, the Company's largest expense item. Higher compensation expense resulted from increased commissions expense and other forms of variable compensation associated with higher overall levels of revenue and profitability. In addition, certain accruals of discretionary compensation in the quarter were proportionately higher relative to revenues than during the quarter ended December 31, 1994 because of compensation arrangements based upon calendar year revenues and profitability, which were higher in calendar year 1995 than calendar year 1994. Another operating expense category which increased significantly from the year-earlier quarter was occupancy and equipment, which was up 25% due primarily to higher rent expense associated with the Company's ongoing renovation of its Richmond headquarters building and expansions and renovations within the branch office system. Overall, however, non-compensation, non-interest expenses increased by 12%, which represents a moderation of the trend of increasing operating expenses which the Company has experienced in recent periods. Interest expense increased by 34%, reflecting continuing strong increases in interest-bearing cash balances payable to Individual Retirement Account customers.

RESULTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 1995

Net earnings for the six month period ended December 31, 1995 were $2,299,271, up $1,200,542, or 109%, from the comparable period last year. Earnings per share increased by 106% to $1.07 per share. Total revenues increased by 37% to $35,245,631, while expenses increased by 31% to $31,621,360, reflecting the variable nature of many of the Company's expenses.

The increase in total revenues for the six month period was due to increases in commissions revenues of 44%, investment baking revenues of 88%, and advisory and administrative fees of 50%. These results were attributable to favorable equity market conditions as compared to last year. In addition, investment banking activity increased over the depressed level of last year as the Company completed three managed stock offerings during the period. The sharp increase in revenue from investment and advisory fees was a result of growth in the Company's money market product area, asset management business, and the implementation of an enhanced postage and handling charge.

A significant portion of the overall increase in expenses was a result of a 38% increase in employee compensation and benefits, the Company's largest expense item. This increase was associated with increases in performance-based compensation associated with the higher overall levels of revenue and profitability. The growth in the Company's workforce moderated during the six month period, however, as the overall employee count of 490 at December 31, 1995 represented a 3% increase over the preceding 12 months as compared to an increase of 12% experienced during calendar year 1994. Non-compensation, non-interest expense increased by $993,128, or 14%, during the six month period due to higher transaction volumes, continued investments in occupancy and equipment, and cost increases for postage, stationery and supplies. Interest expense increased by 44% during the six month period, reflecting continuing increases in interest-bearing cash balances payable to Individual Retirement Account customers.

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the Consolidated Statement of Cash Flows contained in this report, the Company's primary sources of cash flow are the net cash provided from the earnings of the Company and from increases in the amounts payable to customers and other short-term indebtedness incurred in the normal course of the Company's securities brokerage business.

For the six month period ended December 31, 1995, net cash from operations was $4,122,920. In addition to earnings of $2,299,271, cash flow from operations was also provided by an increase of $6,597,693 in amounts payable to customers, representing a 7% increase in credit balances in customer brokerage accounts during the period. Cash flow was also provided by increases in other liabilities of $3,663,884, primarily a result of calendar year-end expense accruals. The largest use of cash in operating activities was an increase of $4,809,519 in customer receivable balances. Because of the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary and therefore not very useful indicators of long-term trends in the Company's liquidity and capital resources.

Net cash flow of $585,287 was used by financing activities, principally including a net repayment of short term bank loans of $3,600,000, partially offset by a net increase in drafts payable of $3,087,847, which was a result of year-end customer and employee payment transactions. Common stock transactions used net cash of $73,134 as new issuances of stock partially offset cash dividends and repurchases of common stock. Investing activities during the period used net cash of $1,153,442, which included a $511,418 increase in loans receivable, primarily a result of the extension of new forgivable loans associated with new Investment Broker recruiting during the period, and $505,084 in purchases of fixed assets. Over the six month period, the Company's overall net cash position improved by $2,384,191.

At December 31, 1995, approximately 91% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing loans from the Company to customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by customer credit balances (excess funds kept by customers with the Company), short-term bank loans and equity capital. The Company utilizes short-term bank loans under established lines of credit with several banking institutions. A total of $58,000,000 in approved lines of credit was available to the Company at December 31, 1995, of which $3,000,000 was outstanding. The Company had no other debt obligations outstanding at that date.

The Company is subject to the net capital requirements of the Securities and Exchange Commission ("SEC") and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated well in excess of the minimum requirements. At December 31, 1995, the Company's net capital of $17,401,679 exceeded the minimum requirement by $15,930,096. Net capital was comprised entirely of stockholders' equity less certain regulatory adjustments.

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

Item 1.  Legal Proceedings - None Reportable

Item 2.  Changes in Securities - None Reportable

Item 3.  Defaults upon Senior Securities - None Reportable

Item 4.  Submission of Matters to a Vote of Security Holders - None
Reportable

Item 5.  Other Information

John Sherman, Jr. was named President and Chief Executive Officer effective as of January 1, 1996. Mr. Sherman previously served the Company as Chief Operating Officer and Director of Branch Administration. Charles E. Mintz was named Chief Financial Officer effective as of January 1, 1996. Mr. Mintz previously served the Company as Chief Administrative Officer and Branch Manager.

Item 6:  Exhibits and Reports on 8-K

  (a)  Exhibits

    Exhibit 27 - Financial Data Schedule BD - See Separate Document

  (b)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT & STRINGFELLOW FINANCIAL, INC.
(Registrant)

Signatures                                Date

/S/ John Sherman, Jr.                     February 14, 1996
------------------------------
John Sherman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/S/ Charles E. Mintz                      February 14, 1996
------------------------------
Charles E. Mintz
First Vice President and Chief Financial Officer
(Principal Financial Officer)