Form 10-Q/A
period 1995-12-31
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1996-02-20
CIK 802555

THIS SUBMISSION IS FOR THE SOLE PURPOSE OF INCLUDING
THE FINANCIAL DATA SCHEDULE, WHICH WAS NOT INCLUDED
IN THE ORIGINAL SUBMISSION FOR TECHNICAL EDGAR REASONS.
FDS FOLLOWS: