Form 10-Q
period 1996-03-29
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1996-05-10
CIK 802555

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 1996

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

                   Yes   X          No ....




On May 6, 1996, there were 2,197,951 shares of Scott & Stringfellow Financial, Inc. Common stock, par value $.10, issued and outstanding.








             SCOTT & STRINGFELLOW FINANCIAL, INC.

                             INDEX

                                                   Page Number


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Statements of Financial Condition -
     March 29, 1996 (unaudited) and June 30, 1995                    3

     Consolidated Statements of Income (unaudited) -
     Three months ended March 29, 1996
      and March 31, 1995                                             4

     Consolidated Statements of Income (unaudited) -
     Nine months ended March 29, 1996
      and March 31, 1995                                             5

     Consolidated Statements of Cash Flows (unaudited) -
     Nine months ended March 29, 1996
      and March 31, 1995                                             6

     Notes to Consolidated Financial Statements                      7

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                         11

  Item 2. Changes in Securities                                     11

  Item 3. Defaults upon Senior Securities                           11

  Item 4. Submission of Matters to a Vote of
   Security Holders                                                 11

  Item 5. Other Information                                         11

  Item 6. Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                          12

EXHIBITS











PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited)

                                               March 29,    June 30,
                                                 1996         1995

ASSETS
  Cash and cash equivalents                   $ 3,538,858  $ 3,761,381
  Cash segregated under Federal regulations       867,216        5,803
  Receivable from brokers, dealers and
    clearing organizations                      3,708,173    2,325,615
  Receivable from customers                    70,955,760   64,968,861
  Trading and investment securities,
    at market value                            12,382,473   13,366,267
  Exchange memberships, at adjusted cost          838,100      838,100
  Equipment and leasehold improvements,
    less depreciation and amortization          2,384,904    2,162,680
  Deferred income taxes                           578,429      325,429
  Other assets                                  8,522,823    5,511,907

Total Assets                                $ 103,776,736 $ 93,266,043

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Drafts payable                              $ 1,138,965  $ 1,425,385
  Short term bank loans                                 0    6,600,000
  Payable to brokers, dealers and clearing
    organizations                               3,263,161      892,994
  Payable to customers                         60,904,781   50,782,579
  Securities sold, but not yet purchased,
    at market value                             1,008,170      570,788
  Accounts payable, accrued compensation
    and other liabilities                       9,189,205    7,756,451

  Total Liabilities                            75,504,282   68,028,197

Stockholders' Equity
  Common stock, $0.10 par value; Authorized
    10,000,000 shares; Issued and outstanding
    2,192,511 and 2,107,620 shares                219,251      210,762
  Additional paid-in capital                   11,019,549    9,964,773
  Retained earnings                            17,432,654   15,062,311
  Less: Stock notes receivable                   -399,000            0

  Total Stockholders' Equity                   28,272,454   25,237,846

Total Liabilities and Stockholders' Equity  $ 103,776,736 $ 93,266,043

See notes to consolidated financial statements.





     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
 For the Three Months Ended March 29, 1996 and March 31, 1995
                          (Unaudited)

                                             March 29,        March 31,
                                               1996             1995
REVENUES
  Commissions                                $ 10,511,929    $ 6,774,903
  Principal transactions                        2,708,949      2,716,247
  Investment banking                            1,272,376      1,524,262
  Interest and dividends                        1,651,707      1,551,950
  Advisory and administrative service fees      1,257,042        675,718
  Other                                            44,589         60,536

  Total Revenues                               17,446,592     13,303,616

EXPENSES
  Employee Compensation and benefits           11,412,461      8,442,422
  Communications                                  793,882        746,264
  Occupancy and equipment                         734,362        613,851
  Postage, stationery and supplies                491,775        458,767
  Advertising and sales promotion                 472,568        389,961
  Brokerage, clearing and exchange fees           347,880        238,152
  Data processing                                 308,956        232,768
  Interest                                        567,346        520,351
  Other operating expenses                      1,177,141        994,831

  Total Expenses                               16,306,371     12,637,367

  Income before income taxes                    1,140,221        666,249

  Income taxes                                    412,500        242,000

  NET INCOME                                    $ 727,721      $ 424,249


  Earnings per share                                $0.33          $0.20

  Dividends declared per share                      $0.10          $0.10

  Weighted average common shares and
    common stock equivalents outstanding        2,186,519      2,111,195



  See notes to consolidated financial statements.













     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
  For the Nine Months Ended March 29, 1996 and March 31, 1995
                          (Unaudited)

                                              March 29,        March 31,
                                                1996             1995
REVENUES
  Commissions                                $ 29,202,712   $ 19,770,473
  Principal transactions                        8,016,978      8,305,735
  Investment banking                            7,153,242      4,648,197
  Interest and dividends                        4,901,527      4,239,535
  Advisory and administrative service fees      3,238,585      1,993,461
  Other                                           179,179        173,577

  Total Revenues                               52,692,223     39,130,978

EXPENSES
  Employee Compensation and benefits           33,893,286     24,745,866
  Communications                                2,380,394      2,199,253
  Occupancy and equipment                       2,222,364      1,761,068
  Postage, stationery and supplies              1,493,353      1,283,525
  Advertising and sales promotion               1,326,578      1,231,734
  Brokerage, clearing and exchange fees           960,407        736,995
  Data processing                                 849,574        677,315
  Interest                                      1,685,657      1,298,444
  Other operating expenses                      3,116,118      2,813,800

  Total Expenses                               47,927,731     36,748,000

  Income before income taxes                    4,764,492      2,382,978

  Income taxes                                  1,737,500        860,000

  NET INCOME                                  $ 3,026,992    $ 1,522,978


  Earnings per share                                $1.40          $0.72

  Dividends declared per share                      $0.30          $0.30

  Weighted average common shares and
    common stock equivalents outstanding        2,154,596      2,104,383



  See notes to consolidated financial statements.














     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Nine Months Ended March 29, 1996 and March 31, 1995
                          (Unaudited)

                                                       1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $ 3,026,992      $ 1,522,978
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                         624,421          492,403
  Deferred income taxes                                -253,000          -21,000
  Allowance for (recovery of) doubtful accounts                           72,042
  Changes in assets and liabilities:
  Cash segregated under Federal regulations            -861,413            8,037
  Receivable from brokers, dealers and
   clearing organizations                            -1,382,558         -633,697
  Receivable from customers                          -5,986,899       -3,082,246
  Trading securities                                  1,064,616         -561,197
  Other assets                                       -2,113,853         -177,524
  Payable to brokers, dealers and clearing org.       2,370,167       -1,064,233
  Payable to customers                               10,122,202        7,407,039
  Securities sold, but not yet purchased                437,382          446,336
  Accounts payable, accrued compensation
    and other liabilities                             1,426,843       -1,414,157
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES  8,474,900        2,994,781

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in drafts payable                         -286,420       -6,863,048
  Net change in short term bank loans                -6,600,000        8,400,000
  Net change in securities sold
   under agreements to repurchase                             0          -21,250
  Cash dividends paid                                  -638,396         -611,859
  Purchase and retirement of common stock               -19,140         -358,191
  Issuance of common stock                              671,059          390,053
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES -6,872,897          935,705

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of not readily
   marketable securities                                260,077          139,987
  Purchases of not readily marketable securities       -340,899         -172,238
  Proceeds from disposition of investment real estate         0          804,638
  Proceeds from disposition of equipment                      0            2,493
  Purchases of equipment and leasehold improvements    -837,038         -468,145
  Repayment of loans receivable                          78,924          289,900
  Increase in loans receivable                         -985,590         -789,286
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES -1,824,526         -192,651

Net increase (decrease) in cash and cash equivalents   -222,523        3,737,835
Cash and cash equivalents at beginning of period      3,761,381        2,410,867
Cash and cash equivalents at end of period          $ 3,538,858      $ 6,148,702

Cash paid during the period for interest            $ 1,703,042      $ 1,316,416
Cash paid during the period for income taxes          1,523,481          588,706

  See notes to consolidated financial statements.




  SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  March 29, 1996

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

2. NET CAPITAL REQUIREMENTS
  As a registered broker-dealer and a member of the New York Stock Exchange ("NYSE"), the Company's wholly-owned subsidiary, S&S, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1). S&S has elected to utilize the alternative method of the Rule, which prohibits a broker-dealer from engaging in any transactions which would cause its "net capital" to be less than 2% of its "aggregate debit balances" arising from customer transactions, as those terms are defined in the Rule. The NYSE may also impose restrictions on S&S's business if its net capital falls below 5% of aggregate debit balances. At March 29, 1996, S&S's net capital of $17,839,387 was 24% of its aggregate debit balances and was $16,344,939 in excess of its minimum regulatory requirement.

3. COMMON STOCK
  During the quarter ended March 29, 1996, the Company issued 1,920 shares of common stock pursuant to the exercise of employee stock options for net proceeds of $15,796. The Company also issued 23,867 shares of common stock to the Employee Stock Purchase Plan for net proceeds of $286,132. The Company also issued 14,000 shares of common stock to management employees, each of whom are directors, pursuant to the Management Stock Purchase Loan Plan. This plan was approved by the Company's Board of Directors on December 17, 1995. These shares were issued by the Company at a price based upon fair market value, in exchange for fully recourse, interest-bearing promissory notes which are payable on demand. The Company repurchases its common shares in the open market under a plan approved by the Board of Directors. There were no share repurchases during the quarter. The Company had remaining authority to repurchase 313,419 shares at March 29, 1996.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's primary subsidiary, S&S, conducts a full-service, securities brokerage and investment banking business through 28 branch offices located in Virginia, North Carolina, West Virginia, and South Carolina, in which the Company's first office was opened in February 1996. The Company's primary business is retail securities brokerage with an emphasis on equity securities, municipal bonds and mutual funds. Other significant activities and services include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services through SSCM, corporate and municipal financial advisory services, trading of fixed income and equity securities, primary investment research and money market cash management services. As of March 29, 1996, the Company employed 504 people including 216 employees with full-time Investment Broker responsibilities.

The Company's profitability, to a large degree, is sensitive to the volume of trading in securities and the volatility and general level of securities' market prices. Approximately 80% of the Company's total revenue is generated by commissions and sales credits, or mark-ups, on securities transactions. Many of the Company's activities have high operating costs which do not decrease proportionately with reduced levels of activity and may even increase during such periods. Moreover, many of these operating costs may increase at a proportionately greater rate than revenues during periods of increased activity. While the Company attempts to build non-sales revenue and places emphasis on control of fixed costs, its profitability is adversely affected by sustained periods of reduced transaction volume or loss of brokerage clients. The Company's profitability is also adversely affected when it is unable to compensate for increases in fixed costs through the pricing of its services.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 29, 1996

The Company reported a significant improvement in results for the third quarter of its 1996 fiscal year as compared to the prior year's third fiscal quarter. Net earnings were $727,721 as compared to $424,249, representing an increase of 72%. Earnings per share increased 65% to $0.33 from $0.20, as weighted average outstanding shares and common stock equivalents increased by 4%.

Total revenues for the quarter were $17,446,592, an increase of 31% from $13,303,616 reported for the third quarter of fiscal 1995. The increase in total revenues was attributable to increases in commissions revenues from agency transactions of $3,737,026, or 55%, and advisory and administrative fees of $581,324, or 86%. Although the financial markets were characterized by increasing concerns over the direction of interest rates and economic growth, transaction volume in the equity markets remained strong during the period. As a result, the Company realized sizable increases in revenue from commissions and sales credits from customer transactions in listed equity securities, mutual funds, and over-the-counter stocks in which the Company makes a market. These increases were partially offset by marked declines in sales credits from both taxable and non-taxable fixed income securities. Investment banking revenues declined by $251,886, or 17%, as the absence of any sizable managed equity offerings during the period was only partially offset by increased fee income from corporate finance activities and underwriting profits from syndicate offerings. Revenue from principal transactions was nearly unchanged from the year earlier quarter as trading losses, particularly in the municipal bond area, completely offset the previously mentioned increase in sales credits from over-the-counter equities in which the Company makes a market. Advisory and administrative service fees increased by 86% to $1,257,042, as these sources of revenue are becoming significant contributors to the Company's overall revenue growth. In particular, investment advisory fees showed significant increases as assets under management by the Company's investment advisory subsidiary increased by 30% from the year-earlier quarter. Revenue from managed accounts fees, a relatively new product area, also increased significantly. In addition, certain rate increases for customer service charges which took effect earlier this fiscal year accounted for a portion of the increase in administrative fees as compared to the prior period. Interest and dividend income also increased during the period, reflecting higher interest-earning balances maintained by the Company and continuing increases in margin lending to customers.

Total expenses increased by 29% to $16,306,371 from $12,637,367 in the year-earlier period, primarily attributable to a 35% increase in employee compensation and benefits, the Company's largest expense item. Higher compensation expense resulted from increased commissions expense and other forms of variable compensation associated with higher overall levels of revenue and profitability. In addition, non-sales employee headcount increased by 7% from the year-earlier quarter. Occupancy and equipment expense, up 20% for the period, reflecting a continuing pattern of rent and other cost increases associated with the Company's renovation of its Richmond headquarters building and expansions of branch office facilities. Increases in brokerage, clearing and exchange fees and data processing were due to a 42% increase in the overall number of transactions processed during the period. Higher taxes based upon gross receipts and the settlement of certain client legal matters contributed to an 18% increase in other operating expenses. In addition, the opening of a new branch office resulted in some in expense increases distributed throughout several categories. Interest expense increased by 9%, reflecting continuing increases in interest-bearing cash balances payable to Individual Retirement Account customers, partially offset by a reduction in interest expense due to a lower level of short-term bank borrowings during the period.

RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 29, 1996

Net earnings for the nine month period ended March 29, 1996 were $3,026,992, an increase of 99% from the comparable period last year. Earnings per share increased by 94% to $1.40 per share. Total revenues increased by 35% to $52,692,223, while expenses increased by 30% to $47,927,731.

The increase in total revenues for the nine month period reflected increases in commissions revenues of 48%, investment banking revenues of 54%, and advisory and administrative fees of 62% as partially offset by a decline in revenue from principal transactions of 3%. These results were attributable to higher transaction volumes owing to generally favorable equity market conditions as compared to the prior fiscal year and the continued development of the Company's fee-based products and service areas. In addition, investment banking activity increased over the depressed level of the prior year as the Company completed three managed stock offerings during the period. The sharp increase in revenue from investment and advisory fees was a result of growth in the Company's money market product area, asset management business, and the implementation of enhanced client service charges. Offsetting these revenue increases were declines in sales credits on both taxable and tax-exempt fixed income securities as well as trading losses in the tax-exempt area.

A significant portion of the overall increase in expenses was a 37% increase in employee compensation and benefits, the Company's largest expense item, which was primarily attributable to higher variable compensation associated with the higher overall levels of revenue and profitability. Non-compensation, non-interest expense increased by 15% during the nine month period due primarily to higher transaction volumes and continued investments in occupancy and equipment. Interest expense increased by 30% during the nine month period, reflecting continuing increases in interest-bearing cash balances payable to Individual Retirement Account customers.

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the Consolidated Statement of Cash Flows contained in this report, the Company's primary sources of cash flow are the net cash provided from the earnings of the Company and from increases in the amounts payable to customers and other short-term indebtedness incurred in the normal course of the Company's securities brokerage business.

For the nine month period ended March 29, 1996, net cash from operations was $8,474,900. In addition to earnings of $3,026,992, cash flow from operations was also provided by an increase of $10,122,202 in amounts payable to customers, representing a 20% increase in credit balances in customer brokerage accounts during the period. Cash flow was also provided by increases in general liabilities and a modest reduction in securities inventory. The largest use of cash in operating activities was an increase of $5,986,899 in customer receivable balances. Because of the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and may not be very useful indicators of long-term trends in the Company's liquidity and capital resources. However, the Company's cash flow from operating activities over the nine month period does reflect a general expansion of the Company's balance sheet as a result of increasing customer cash and margin account money balances.

Net cash flow of $6,872,897 was used by financing activities principally as a result of net repayment of short term bank loans of $6,600,000. Common stock transactions provided cash of $13,523 as new issuances of stock completely offset cash dividends and repurchases of common stock. Investing activities during the period used net cash of $1,824,526, which included a $985,590 increase in loans receivable associated with new Investment Broker recruiting during the period, and $837,038 in purchases of fixed assets. Over the nine month period, the Company's overall net cash position declined by $222,523.

At March 29, 1996, approximately 88% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing loans from the Company to customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by customer credit balances (excess funds kept by customers with the Company), short-term bank loans and equity capital. The Company utilizes short-term bank loans under established lines of credit with several banking institutions. A total of $58,000,000 in approved lines of credit was available to the Company at March 29, 1996, of which no amounts were outstanding. The Company had no other debt obligations outstanding at that date.

The Company is subject to the net capital requirements of the Securities and Exchange Commission ("SEC") and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated well in excess of the minimum requirements. At March 29, 1996, the Company's net capital of $17,839,387 exceeded the minimum requirement by $16,344,939. Net capital was comprised entirely of stockholders' equity less certain regulatory adjustments.

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

Item 1.  Legal Proceedings - None Reportable

Item 2.  Changes in Securities - None Reportable

Item 3.  Defaults upon Senior Securities - None Reportable

Item 4.  Submission of Matters to a Vote of Security Holders - None
Reportable

Item 5.  Other Information

Bagley M. Reid was named President of Scott & Stringfellow Capital Management, Inc., the Company's wholly-owned investment advisor subsidiary, during the period.

R. Bruce Campbell, C. Jordan Ball, Jr., Guy W. Ford, John K. Thurston, Charles D. Aiken, Sandra D. Glass, and William F. Gunter were elected to the Board of Directors of Scott & Stringfellow, Inc., the Company's wholly-owned broker-dealer subsidiary, during the period.

Item 6:  Exhibits and Reports on 8-K

  (a)  Exhibits

    Exhibit 11 - Statement re: computation of earnings per share - See Separate Document
    Financial Data Schedule BD - See Separate Document

  (b)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended March
29, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT & STRINGFELLOW FINANCIAL, INC.
(Registrant)

Signatures                                Date

/s/ John Sherman, Jr.                     May 9, 1996
- ------------------------------
John Sherman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Charles E. Mintz                      May 9, 1996
- ------------------------------
Charles E. Mintz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)