Form 10-K405
period 1996-06-28
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1996-09-26
CIK 802555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 28, 1996

                         Commission file number 0-15105

                      SCOTT & STRINGFELLOW FINANCIAL, INC.
             (Exact name of Registrant as specified in its charter)

                Virginia                             54-1315256
           State or other jurisdiction of             I.R.S. Employer
          incorporation or organization             Identification No.

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

                                               Yes X No ....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On September 20, 1996, there were 1,999,247 shares of Scott & Stringfellow Financial, Inc. Common Stock, par value $.10, issued and outstanding of which 1,217,355 shares were held by non-affiliates. The aggregate market value of such Common Stock held by non-affiliates, based on the closing market price of $17.00 on September 20, 1996 was approximately $20,695,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To the Extent Indicated Herein)

Certain Portions of the 1996 Annual Report to Shareholders (in Parts I and II) Notice of Annual Meeting and Proxy Statement Dated September 30, 1996 (in Part
III).

Exhibit Index Appears on Page 15

                      SCOTT & STRINGFELLOW FINANCIAL, INC.
                                   FORM 10-K
                        For the Year Ended June 28, 1996

                               TABLE OF CONTENTS


                                                                          Page
Item                                                                     Number

PART I

1. Business                                                                3

2. Properties                                                             12

3. Legal Proceedings                                                      12

4. Submission of Matters to a Vote of Security Holders                    12

PART II

5. Market for Registrant's Common Stock and Related Shareholder Matters   14

6. Selected Financial Data                                                14

7. Management's Discussion and Analysis of Financial

     Condition and Results of Operations                                  14

8. Financial Statements and Supplementary Data                            14

9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                  14

PART III

10.Directors and Executive Officers of Registrant                         14

11.Executive Compensation                                                 14

12.Security Ownership of Certain Beneficial Owners and Management         14

13.Certain Relationships and Related Transactions                         14

PART IV

14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K       15

SIGNATURES                                                                16

FINANCIAL STATEMENT SCHEDULES                                             19

EXHIBITS

PART I

Item 1. BUSINESS

General

     The Registrant, Scott & Stringfellow Financial, Inc., is a holding company whose principal business activities are conducted through its wholly-owned subsidiary, Scott & Stringfellow, Inc. ("Scott & Stringfellow"). Scott & Stringfellow is a regional brokerage, investment banking, and financial services firm headquartered in Richmond, Virginia. It operates 28 offices in communities located across Virginia, North Carolina, West Virginia, and South Carolina. Scott & Stringfellow began operations in South Carolina during the most recent fiscal year. Its primary activity is retail securities brokerage. Other significant activities include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services, corporate and municipal finance, trading of taxable and tax-exempt fixed income and equity securities, equity research, money market accounts, retirement accounts, and the distribution of mutual fund and insurance products.

     Scott & Stringfellow was originally founded as a partnership in 1893. The firm has been a member of the New York Stock Exchange, Inc. ("NYSE") since
June 20, 1895. Scott & Stringfellow is believed to be the South's oldest continuous member of the New York Stock Exchange and one of only three firms outside of New York which have been members for at least 100 years. Scott & Stringfellow was incorporated in 1974. In 1986, Scott & Stringfellow Financial, Inc. conducted an initial public offering of its common stock, increasing its capital in that year to approximately $14 million. Since 1986, Scott & Stringfellow has pursued a growth strategy, increasing the number of its branch offices from 14 to 28 through expansion into North Carolina and South Carolina and a merger with Norfolk-based Investment Corporation of Virginia in 1989. During this time, the Company has also increased the number of products and services offered to clients.

     For the fiscal year ended June 30, 1996, approximately 55% of total revenues were derived from brokerage commissions, 15% from principal transactions, 14% from investment banking, 9% from interest and dividends, and 7% from advisory and administrative fees and other sources. (See table entitled "Revenues by Source" on page 5 of this report.)

     In addition to its NYSE membership, Scott & Stringfellow has seats on the American Stock Exchange, Inc. ("AMEX") and the Chicago Stock Exchange, and is a member of the National Association of Securities Dealers ("NASD"), the Securities Investor Protection Corporation ("SIPC"), the Securities Industry Association, and the Public Securities Association. Scott & Stringfellow's two NYSE seats are leased to third parties under one year agreements which may be canceled by either party subject to 90 days' notice. The AMEX seat is leased to a third party under three month agreements which may be canceled by either party subject to 90 days' notice. SIPC provides protection for client accounts up to $500,000 each, with a limitation of $100,000 for claims for cash balances. In addition to the SIPC protection, Scott & Stringfellow has obtained a separate excess SIPC bond issued by an insurance company which increases the protection of client accounts by an additional $9.5 million. The combined insurance coverage of client accounts is therefore $10 million, with a limitation of $100,000 for cash balances.

     The Registrant has 28 offices located in 4 states. Retail sales activities are conducted through registered investment brokers in all of its offices. Most of its other activities are conducted at its main office located in Richmond, Virginia. On June 28, 1996, the Registrant had approximately 520 employees including 223 employees with full-time investment broker responsibilities. The following table reflects the location of the Registrant's offices, the year each office opened, and the number of investment brokers in each office as of June 28, 1996:

                                    Calendar
                                      Year                   Number of
                                     Branch                  Investment
       Location                      Opened                   Brokers

       Virginia
         Richmond                       1893                    46
         Blacksburg                     1988                     5
         Charlottesville                1982                     9
         Chesterfield                   1987                     6
         Culpepper                      1971                     3
         Danville                       1986                     3
         Harrisonburg                   1991                     4
         Lexington                      1986                     3
         Lynchburg                      1984                    10
         Manassas                       1987                     6
         Martinsville                   1983                     4
         Norfolk                        1978                    25
         Roanoke                        1984                     8
         Staunton                       1970                     7
         Tyson's Corner                 1986                     8
         Virginia Beach                 1995                     1
         Warrenton                      1970                     7
         Williamsburg                   1995                     3
         Winchester                     1970                     5
           Total Virginia                                      163

       North Carolina
         Charlotte                      1988                    10
         Greensboro                     1988                    16
         Kinston                        1988                     2
         North Wilkesboro               1988                     2
         Raleigh                        1992                     9
         Wilmington                     1990                     5
         Winston-Salem                  1987                     9
           Total North Carolina                                 53

       West Virginia
         Bluefield                      1971                     3

       South Carolina
         Charleston                     1996                     4

           Total Company                                       223

Revenues by Source

       The following table sets forth the consolidated revenues of the Registrant and its subsidiaries for the periods indicated in dollars and as a percentage of total revenues.


Years Ended                    June 28, 1996              June 30, 1995             June 24, 1994
                                      Amount        %            Amount        %           Amount        %
Commissions:
   Listed                       $ 19,879,066     27.2      $ 15,055,569     27.8     $ 13,831,469     26.6
   Over-the-Counter                8,549,871     11.7         5,220,192      9.7        4,379,746      8.4
   Options                         1,207,922      1.6           806,672      1.5          677,545      1.3
   Mutual Funds                    7,574,445     10.3         5,220,372      9.6        6,253,696     12.0
   Other                           2,691,119      3.7         1,997,878      3.7        1,509,726      2.9
     Total Commissions            39,902,423     54.5        28,300,683     52.3       26,652,182     51.2

Principal Transactions:
   Municipal Bonds                 1,742,336      2.4         3,094,290      5.7        1,722,348      3.3
   Over-the-Counter                7,764,215     10.6         5,676,936     10.5        4,865,408      9.3
   Corporate and Govt.
   Bonds and Other                 1,652,883      2.3         1,953,794      3.6        1,511,122      2.9
     Total Principal Transactions 11,159,434     15.3        10,725,020     19.8        8,098,878     15.5

Investment Banking                10,559,244     14.4         6,257,511     11.6       10,631,124     20.4
Interest and Dividends             6,621,355      9.1         5,852,740     10.8        4,015,629      7.7
Advisory and Administrative
  Service Fees                     4,677,522      6.4         2,781,944      5.1        2,419,646      4.6
Other                                245,327      0.3           201,391      0.4          290,119      0.6

   Total Revenues                 73,165,305    100.0      $ 54,119,289    100.0     $ 52,107,578    100.0


   The percentage contribution to total revenues of each aspect of the Registrant's operations does not necessarily reflect a corresponding percentage contribution to net income. Because of the interdependence of various activities and departments of the Registrant's business, and the assumptions which would be involved in allocating overhead, including administrative, operations, communications and data processing expenses, it is inappropriate to state a percentage contribution to net income of each aspect of the Registrant's operations.

Retail Markets

   Retail investment brokerage is the Registrant's principal business activity and is the largest contributor to the Registrant's revenues. During fiscal 1996, revenues from the Registrant's retail brokerage activities are estimated to represent approximately 92% of the Registrant's brokerage and investment banking revenues and 78% of total revenues. Revenues from retail brokerage activities are generated through customer purchases and sales of stocks, bonds, mutual funds, and other securities. Commissions are charged on both listed and over-the-counter agency transactions. When the Registrant executes over-the-counter transactions as a dealer, it may charge mark-ups or mark-downs in lieu of commissions. (See "Market-Making and Principal Transactions.")

   Retail commissions are charged in accordance with a schedule which the Registrant has formulated, and which may be changed from time to time. In many cases, discounts from the schedule are granted to retail clients, generally on large trades or to active customers. A significant portion of the Registrant's retail clients are individuals who reside in the Southeastern United States. The Registrant is not dependent on any single client or small number of clients. However, the Registrant is heavily dependent on the continued services of its investment broker employees to attract and retain clients. (See "Employees.")

   The Registrant has recently introduced managed account services. Under this client service arrangement, revenues are derived from a fee based on a percentage of client account assets in lieu of a separate commission for each securities transaction. Although this service is currently being provided only in conjunction with professionally managed accounts, the service may be extended to other client accounts in the future. For fiscal

1996, revenues from managed account fees were less than 1% of total revenues. However, providing clients with a fee-based alternative to the traditional transaction commission is a significant emerging trend in the securities industry. Therefore, the Registrant's success in designing and marketing a managed accounts service may be increasingly important to the growth and profitability of its retail brokerage revenues in the future.

   In addition to brokerage revenues, the Registrant's client accounts are a significant source of interest income. Approximately 88% of interest and dividend income and 8% of total revenues is attributable to interest charged on client margin accounts. Balances in client margin accounts increased by 21% from 1995 to 1996 to a total of approximately $79 million at year-end, following a 9% increase from 1994 to 1995. As a service to its retail clients, the Registrant provides margin accounts which allow the customer to pay less than the full cost of a security purchased, with the balance of the purchase price being provided by the Registrant as a loan secured by the securities purchased. Clients may also borrow money from the Registrant for other purposes, provided the loan is adequately secured by marketable securities held in a margin account. The amount of such margin loans are subject to the margin requirements (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and the Registrant's internal policies, which in some instances are more, but in no event less stringent than requirements set by Regulation T and the NYSE. In permitting customers to purchase securities on margin or otherwise borrow money through a margin account, the Registrant bears the risk of a market decline which could reduce the value of its collateral below customers' indebtedness.

   In addition to securities brokerage and margin lending services, the Registrant also provides its retail clients specialized financial services including equity and fixed income research, investment seminars, portfolio evaluation, retirement planning, financial planning, individual retirement account custodial services, money market services, managed account services and other personal investment advisory services. Fees are charged for some, but not all, of these services. Advisory and administrative service fees, which include investment management fees, accounted for approximately 6% of the Registrant's total revenues in 1996. (See also "Investment Management.")

Capital Markets

   In an effort to coordinate the Registrant's capital markets initiatives, the Registrant reorganized its Institutional Brokerage, Trading, Research, and Corporate and Municipal Finance departments during 1996 under a Capital Markets Group. While direct revenue gains from the capital markets are a desired result, the Registrant also hopes to increase the number of quality investment opportunities for its retail clients.

Institutional Brokerage

   The Registrant executes securities transactions for institutional investors such as banks, mutual funds, insurance companies, and pension and profit-sharing plans. The 9 investment brokers in the institutional equity and municipal bond sales departments account for a significant portion of these transactions. Institutional investors normally purchase and sell securities in large quantities which require special marketing and trading expertise. The Registrant believes that a significant portion of its institutional brokerage commissions are received as a consequence of providing institutions with research reports and services regarding specific corporations and industries and securities market information. The Registrant provides services to a nationwide institutional client base as well as several institutional clients in Europe. During fiscal 1996, revenues from institutional brokerage activities are estimated to represent approximately 6% of the Registrant's brokerage and investment banking revenues and 5% of total revenues.

   Transactions for institutional investors are executed by the Registrant acting as broker or as principal. The Company permits discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors.

Market-Making and Principal Transactions

   The Registrant actively engages in trading as principal in various phases of the over-the-counter securities business. To facilitate trading by its customers, the Registrant buys, sells, and maintains inventories of municipal and corporate bonds and common stocks in order to "make markets" in those securities. Revenues from principal transactions, which include trading profits or losses and sales credits, depend upon the general trend of prices, the level of activity in the securities markets, the skill of employees engaged in market-making, and the size of the inventories. The activities of the Registrant in trading as principal require the commitment of capital and create an opportunity for profit and risk of loss due to market fluctuations. As of June 28, 1996, Scott & Stringfellow made markets in the common stock or other equity securities of approximately 131 NASDAQ listed corporations, emphasizing local and regional companies, companies for which the Registrant has performed investment banking services, or which are covered by the Registrant's research department.

   The following table shows, for the fiscal year ended June 28, 1996, the highest, lowest, and average monthly inventories (based upon the aggregate, rather than net, of both long and short positions) for securities in which the Registrant trades as principal:

                                     Highest         Lowest          Average
                                    Inventory       Inventory       Inventory

Municipal Securities              $ 9,450,402     $ 2,793,469     $ 5,776,548
Equity Securities (primarily
 common stocks)                     5,337,647       2,464,567       3,389,458
Corporate Debt Securities           1,830,413         410,664         802,556
Government and Other Securities     1,885,803         383,170       1,085,736

   In executing customers' orders to buy or sell over-the-counter securities in which it makes a market, the Registrant may sell to or purchase from its customers at a price which is approximately equal to the current inter-dealer market price, plus or minus a mark-up or mark-down. Alternatively, the Registrant may act as an agent and execute a customer's purchase or sell order with another broker-dealer which acts as a market- maker, at the best inter-dealer market price, in which case a commission is charged.

   Personnel engaged in market-making and principal transactions include 7 professionals involved in municipal bond trading, 6 professionals in over-the-counter equity trading, and 4 professionals in taxable debt securities trading. Each trading department is subject to internal position limits. The Registrant has established a credit committee for the purpose of maintaining policies with regard to position limits and other areas of financial risk.

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

                              Managed or Co-Managed     Syndicate Participations
Fiscal                     Number of        Amount of   Number of     Amount of
Years                       Issues           Offering   Issues    Participations

Corporate Stock and Bond Offerings:

1996                              10     $615,862,188     197     $214,542,845
1995                               2      133,750,000     149      154,448,702
1994                               9      430,922,500     274      301,812,330
1993                               9    1,207,690,313     244      268,304,018
1992                               2      108,939,263     236      268,485,438

Tax-Exempt Bond Offerings

1996                              33    1,359,685,000      35       19,035,000
1995                              12      326,308,000      29       22,110,000
1994                              48    1,851,323,000      31       30,775,000
1993                              42    2,719,273,000      22       22,915,000
1992                              41    1,409,034,000      14       10,800,000

     The Registrant's underwriting activities, together with its selling group participations, are an important source of securities for distribution to its clients. Managed or co-managed offerings, in particular, are an important source of revenue because of the availability of a large amount of securities for distribution and management fees earned in connection with such offerings. The Registrant's underwriting business is very competitive and is expected to remain so in the near future. In particular, increased competition has negatively impacted the Registrant's tax-exempt underwriting activities resulting in reduced management fees which make such underwritings increasingly less profitable. Despite this trend, the Registrant continues its efforts to attract tax-exempt underwriting business. It is management's opinion that these efforts are necessary to supply the Registrant's client base with an adequate volume of regional tax-exempt securities. The Registrant's corporate stock and bond offerings are highly dependent on market conditions.

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

     In addition to the underwriting and syndication activities described above, the Registrant engages in other investment banking services such as structuring, managing, and marketing private offerings of corporate and tax-exempt securities, assisting in arranging mergers and acquisitions, and providing valuation and financial consulting services for gift and estate tax purposes, employee stock ownership plans, mergers, acquisitions, stock purchase agreements, and other corporate purposes. Fees generated by these investment banking services accounted for approximately 2% of the Registrant's total revenues during 1996.

Research Services

     The Registrant's research activities include reviewing and analyzing general market conditions and specific industries and performing primary research on individual companies, with particular emphasis on companies in the Southeastern and Middle Atlantic United States; making investment recommendations; reviewing client portfolios; publishing portfolio strategy recommendations; providing investment seminars for the benefit of clients and investment brokers; providing market and investment commentary through local media outlets; and responding to inquiries from clients and investment brokers. The Registrant's primary research effort is provided by ten in-house equity analysts and is supplemented by two New York correspondent firms which cover over 1,100 companies worldwide and provide extensive coverage on the economy and securities markets. The services provided by the Research Department are critically important to virtually all revenue-generating activities of the firm, including retail and institutional brokerage, market-making, and investment banking. Research reports are made available without charge to the Registrant's clients.

Investment Management

     Scott & Stringfellow Capital Management, Inc. ("SSCM"), a subsidiary of the Registrant, is a registered investment advisor which provides investment management services for individuals and their estates and trusts, corporations, charitable and educational foundations and employee benefit plans. As of June 28, 1996, SSCM had approximately $311 million of assets under management. Fee income charged on investment accounts managed by SSCM, which are included in advisory and administrative service fees, represented approximately 2% of total revenues in 1996. While comprising a relatively small portion of the Registrant's total revenues, investment advisory fee income increased 64% from the previous fiscal year and investment management services are an important component of management's growth strategy.

Administration and Operations

     The Registrant's operations and administrative personnel, which included 94 employees as of June 28, 1996, are responsible for the execution of orders; processing of securities transactions; receipt, identification and delivery of funds and securities; custody of clients' securities; cash management; credit; internal financial control; accounting; human resources; purchasing; telecommunications; technology; facilities; general office services; client services; marketing; and compliance with regulatory requirements.

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

                                               Monthly
     Fiscal Years               High             Low             Average

     1996                      42,272           25,281            32,048
     1995                      33,659           19,936            24,360
     1994                      25,141           18,857            21,485
     1993                      24,441           14,658            18,973
     1992                      22,696           14,627            18,341


     The Registrant currently utilizes the services of SunGard Financial Systems, Inc. for the electronic data processing related to recording all data pertinent to security transactions. General accounting is performed through an in-house general ledger system.

     The Registrant believes that its internal controls and safeguards against securities theft, including use of depositories and periodic securities counts, are adequate. As required by the NYSE and other regulatory bodies, the Registrant carries fidelity bonds covering loss or theft of securities, as well as employee dishonesty, forgery and alteration of checks or similar items, and forgery of securities. Such bonds provide total coverage of $5,000,000 (subject to a $250,000 deductible per claim.)

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

     During 1996, the Registrant began implementation of a technology plan for the purpose of improving computer and communications technology to better serve its clients. Included in this plan is the provision for new computerized broker workstations, featuring desktop integration of quote services, contact management, portfolio management, and word processing software. The plan also includes the creation of a computerized administrative network, which facilitates electronic mail and the sharing of computer files and resources between employees.

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

     The Registrant follows a strategy of attempting to offer superior service and investment advice in order to differentiate itself from competitors.

Employees

     As of June 28, 1996, the Registrant had 520 employees, of whom 223 had full-time investment broker responsibilities. None of the Registrant's employees are covered by a collective bargaining agreement.

     In large part, the Registrant's future success is dependent upon its continuing ability to hire, train and retain qualified investment brokers. During the fiscal year ended June 28, 1996, the Registrant hired 33 investment brokers. The total number of investment brokers increased to 223 from 214 during the fiscal year reflecting the aforementioned new hires offset by investment brokers leaving the Registrant's employ and employees transferred to and from investment broker and other positions. The Registrant trains new investment brokers who are required to take examinations given by the NYSE, the NASD and certain state securities regulators in order to be registered and qualified. The Registrant also provides for continuing training programs for investment brokers. Investment brokers are required to meet continuing education requirements as promulgated by the industry. Competition is intense among securities firms for investment brokers with good sales production records.

     The Registrant considers its employee relations to be very good and considers its compensation and employee benefits, which include medical, life, accidental death and disability insurance, a profit sharing and 401(k) plan, an employee stock purchase plan, educational assistance, as well as a flexible benefits plan which allows pre-tax contributions for medical insurance premiums, out-of-pocket medical expenses, and dependent care expenses, to be competitive with those offered by other securities firms. In addition to the benefits offered to all eligible employees, the Registrant maintains a stock option plan, a non-qualified deferred compensation plan, and a management stock purchase loan plan to attract and retain executive personnel and investment brokers with outstanding sales production records.

Regulation

     The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Scott & Stringfellow is currently registered in 41 states and the District of Columbia.

     The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales practices, trade practices among broker-dealers, capital structure of securities firms, uses and safekeeping of clients' funds and securities, record keeping, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in interpretations or enforcement of existing laws and rules, often affect directly the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fines, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities market rather than the protection of creditors or stockholders of broker-dealers.

     One of the most important regulations with which the Registrant's broker-dealer subsidiary must continually comply is SEC Rule 15c3-1 and a similar rule of the NYSE which require the Registrant's broker-dealer subsidiary to maintain a minimum amount of net capital, as defined. These rules, under the alternative method, prohibit a broker or dealer from engaging in any securities transactions at a time when its net capital is less than 2% of aggregate debit items arising from customer transactions; in addition, restrictions may be imposed on the operations of a broker or dealer if its net capital is less than 5% of aggregate debit items. At June 28, 1996, the Registrant's broker-dealer subsidiary's net capital was 19% of aggregate debit items. (See note 6 of Notes to Consolidated Financial Statements for fiscal 1996 incorporated herein by reference.)

     The laws, rules and regulations of the various federal, state and other regulatory bodies of which the business of the Registrant is subject are constantly changing. While the management believes that it is currently in compliance in all material respects with all laws, rules and regulations applicable to its business, it cannot predict what effect any such changes might have.

Item 2. PROPERTIES

     The Registrant uses general office space for the conduct of its business. The Registrant's main office is located in the Mutual Building, 909 East Main Street, Richmond, Virginia, and its branch operations are conducted in various office buildings located in 27 other municipalities in which it does business. All of the Registrant's offices are leased. (See note 11 of Notes to Consolidated Financial Statements for fiscal 1996 incorporated herein by reference.) The Registrant is completing the renovation of its main office space, which includes a modern, efficient trading floor and an auditorium for sales meetings and training. The Registrant renovates and relocates its retail branch offices as needed to accommodate additional investment brokers and improve client service. Although the Registrant's offices are leased, relocations and renovations often require capital expenditures for leasehold improvements, furniture and equipment. In addition, implementation of the technology plan (see "Administration and Operations" ) has required significant capital expenditures for computer hardware and software beginning in 1996. The technology-related capital expenditure requirements are expected to continue into fiscal year 1997.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of the Registrant as of June 28, 1996, are as follows:


Name                               Age   Positions with the Registrant
S. Buford Scott                     63   Chairman of the Board
Frederic Scott Bocock               64   Vice Chairman of the Board
John Sherman, Jr.                   50   Director, President and Chief Executive Officer
Steven C. DeLaney                   41   Director, Senior Vice President and Director of Capital Markets
John K. Thurston                    49   Senior Vice President and Director of Retail Markets
Charles E. Mintz                    41   Senior Vice President and Chief Financial Officer
Sandra D. Glass                     57   Senior Vice President and Director of Operations
Norman L. Hancock                   58   Senior Vice President and Chief Compliance Officer
Victor L. Harper                    55   Senior Vice President


       S. Buford Scott has served as Chairman of the Board of Directors of the Registrant and Scott & Stringfellow since 1974. He also served as its Chief Executive Officer from 1974 until 1984. Mr. Scott is a member of the Boards of Directors of Ethyl Corporation and Great Eastern Energy and Development Corporation. He is also a Director of Sheltering Arms Hospital, a Director of the Virginia Council on Economic Education, a Director of the National Council on Economic Education, a Director of Richmond Renaissance, a Director of the Atlantic Rural Exposition (State Fair of Virginia), a Director of the Hollywood Cemetery Association, a Trustee of the Securities Industry Foundation for Economic Education, and Chairman of Elk Hill Farm, Inc.

     Frederic Scott Bocock has served as Vice Chairman of the Board of Directors of the Registrant and Scott & Stringfellow since 1984, and served as President of Scott & Stringfellow from 1974 until 1984. Mr. Bocock is President of the Men's Board of the Virginia Home. Mr. Bocock, S. Buford Scott and R. Strother Scott, a First Vice President - Corporate Finance, are first cousins and grandsons of Frederic William Scott, co-founder of Scott & Stringfellow.

     John Sherman, Jr. was elected President and Chief Executive Officer effective January 1, 1996. Prior to that he was Executive Vice President and Chief Operating Officer from August 1995 to January 1996. From 1993 until 1995 he served as Senior Vice President for Branch Administration and Retail Sales of Scott & Stringfellow. Mr. Sherman joined Scott & Stringfellow in October 1988 as Vice President and manager of the Kinston, North Carolina branch office. Prior to joining Scott & Stringfellow, Mr. Sherman served as President of Shurgard Capital Investments located in Seattle, Washington from January 1988 to October 1988. Prior to January 1988, Mr. Sherman held the position of Vice President and Kinston branch manager of Wheat, First Securities, Inc.

     Steven C. DeLaney, was elected to the Board of Directors of the Registrant in October 1995. Mr. DeLaney currently serves as Senior Vice President and Director of Capital Markets with overall responsibility for the investment banking, research, trading, and institutional sales functions of the Company. Mr. DeLaney served as Chief Financial Officer of the Company from 1992 to 1995. Prior to joining the Registrant, Mr. DeLaney was employed from 1976 to 1991 by a Virginia-based, diversified financial services holding company during which time he held various financial and executive positions including President and Chief Operating Officer and Chief Financial Officer.

     John K. Thurston started his career in the investment industry in 1975 as a broker with Bach & Co. in Ft. Lauderdale, Florida. He transferred to Dean Witter in 1976 and stayed with that firm until 1980, when he opened an office for PaineWebber in Stuart, Florida, building that office to ten brokers while continuing in production and also serving as Regional Insurance Coordinator for 200 PaineWebber branches. In 1985, he was named Branch Manager for the firm's flagship Palm Beach, Florida office and in 1989 became Division Sales Manager for PaineWebber's 50 Southeast Division offices representing over 800 brokers. Mr. Thurston later served PaineWebber as Associate Southeast Division Manager and National Sales Manager for Managed Accounts. In late 1995 he became Senior Vice President and Director of Retail Markets for Scott & Stringfellow. "I saw this as an opportunity to become affiliated with a great brokerage firm with a rich 103-year history, that was of a size where I could make a difference and have some impact. I'm excited by the future that I see for Scott & Stringfellow."

     Charles E. Mintz was named Senior Vice President and Chief Financial Officer in January 1996 after serving as First Vice President and Chief Administrative Officer since May 1995. Mr. Mintz joined Scott & Stringfellow in August 1990 as manager of the Wilmington, North Carolina branch office. Prior to joining Scott & Stringfellow, Mr. Mintz served as President of Fox, Graham & Mintz Securities, Inc. from 1985 until its 1990 acquisition by Scott & Stringfellow. Prior to 1985, Mr. Mintz was the Myrtle Beach, South Carolina branch manager of Wheat, First Securities, Inc.

     Sandra D. Glass joined the Registrant in 1986 as Director of Operations. Previously, she was a Senior Vice President and Director of Operations for Schneider, Bernet & Hickman, Inc., a regional brokerage firm in Dallas, Texas where she was employed from 1965 to 1985.

     Norman L. Hancock joined Scott & Stringfellow in October 1992 as Chief Compliance Officer. Prior to joining Scott & Stringfellow, Mr. Hancock was with Wheat, First Securities, Inc. for 35 years, where he was Senior Vice President and Compliance Director for 18 years. He served as cashier and personnel director in earlier years. Mr. Hancock was named Senior Vice President in 1996.

     Victor L. Harper was a Senior Vice President and has served as a Director of Scott & Stringfellow, Inc. since 1984. Before joining Scott & Stringfellow in 1984, Mr. Harper served as a Vice President and Director of Davenport and Co. Of Virginia, Inc. He served with Davenport in various capacities from 1968 to 1984. Mr. Harper is also a Trustee and Vice Chairman for the Securities Industry and Foundation for Economic Education.

     All officers serve at the discretion of the Board of Directors.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The information required by this item is incorporated herein by reference to the Corporate Information on exhibit page 13.40 of the Annual Report to Shareholders for fiscal 1996. The computation of the approximate number of holders of the Registrant's common stock is based on the number of holders of record as of June 28, 1996. Information on the holders of record of the Registrant's common stock is maintained and produced by the Registrant's transfer agent, Mellon Securities Transfer Company.

Item 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to exhibit page 13.1 of the Annual Report to Shareholders for fiscal 1996.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to exhibit pages 13.2 to 13.9 of the Annual Report to Shareholders for fiscal 1996.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item, except for the required financial statement schedules, is incorporated herein by reference to exhibit pages 13.10 to 13.23 of the Annual Report to Shareholders for fiscal 1996. The financial statement schedules, which include the Parent-only Condensed Financial Statements of the Registrant, are included on pages 18 to 20 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements on accounting and financial disclosure.

PART III

     The information required by Items 10, 11, 12, and 13, except for the information regarding Executive Officers called for by Item 10, is incorporated by reference to the Registrant's definitive Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's Annual Meeting of Shareholders to be held October 22, 1996, which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on September 25, 1996.

     The information regarding Executive Officers required by Item 10 is shown on page 12 of this Form 10-K.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) List of Financial Statements, Financial Statement Schedules, and
         Exhibits

         (1) The following consolidated financial statements of the Registrant and its subsidiaries, included on exhibit pages 13.10 to 13.23 of the Annual Report to Stockholders for fiscal 1996, are incorporated herein by reference:

         Consolidated Statements of Financial Condition - June 28, 1996 and June 30, 1995. Consolidated Statements of Income - Fiscal years ended June 28, 1996, June 30, 1995 and June 24, 1994.

         Consolidated Statements of Changes in Stockholders' Equity - Fiscal years ended June 28, 1996, June 30, 1995 and June 24, 1994.

         Consolidated Statements of Cash Flows - Fiscal years ended June 28, 1996, June 30, 1995 and June 24, 1994.

         Notes to Consolidated Financial Statements.
         Report of Independent Auditors

         (2) The following financial statement schedules of Scott & Stringfellow Financial, Inc. are required by Section 210.5-04 of Regulation S-X:

         Independent Auditors' Report on Financial Statement Schedules   pg. 18
         Schedule I - Condensed Financial Statements of Registrant       pg. 19

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

         EXHIBIT NUMBER                               PAGE

         3. Articles of Incorporation       Filed as Exhibits 3.1 through 3.4
                                            to Form S-18 Registration Statement
                                            #33-8967 and incorporated herein
                                            by reference

         4. Material Contracts -

            Other Material Contracts       Filed as Exhibits 10.1 through 10.5
                                           in Form S-18 Registration Statement
                                           #33-8967 and incorporated herein
                                           by reference

            Master Borrowing Note
            agreement with Crestar Bank    Filed as Exhibit 10 with the
                                           Registrant's Annual Report on
                                           Form 10-K for the fiscal year
                                           ended June 24, 1994 and
                                           incorporated by reference

            Broker Loan Agreement
            with Crestar Bank              Filed as Exhibit 10 with the
                                           Registrant's Annual Report on Form
                                           10-K for the fiscal year ended June
                                           24, 1994 and incorporated by
                                           reference

             Broker Loan Agreement
             with NationsBank of           Filed as Exhibit 10 with the
             Virginia, N.A.                Registrant's Annual Report on Form
                                           10-K for the fiscal year ended June
                                           24, 1994 and incorporated by
                                           reference

         11. Statement re: Computation of
             Earnings per Share             Exhibit 11

         13. Certain portions of the
             Annual Report to Shareholders
             for the year ended June 28,
             1996, to the extent
             specifically incorporated
             by reference herein            Exhibit 13

         22. List of Subsidiaries of
             Registrant                     Filed as Exhibit 22 with the
                                            Registrant's Annual Report on
                                            Form 10-K for the fiscal
                                            year ended June 24, 1994 and
                                            incorporated by reference

         23. Consent of Independent
             Auditors                       Exhibit 23

         27. Financial Data Schedule        Exhibit 27

     (b) Reports on Form 8-K.

         There were no reports filed on Form 8-K for the fiscal year ended June 28, 1996.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, State of Virginia, on the 25th day of September, 1996.

               SCOTT & STRINGFELLOW FINANCIAL, INC. (REGISTRANT)

BY   /s/ John Sherman, Jr.                               September 25, 1996
     ---------------------                               Date
     John Sherman, Jr.
     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                           Title                                Date
/s/ John Sherman, Jr.               President and Director             September 25, 1996
- ---------------------               (Principal Executive Officer)
John Sherman, Jr.

/s/ Charles E. Mintz                Senior Vice President and          September 25, 1996
- --------------------                Chief Financial Officer
Charles E. Mintz                    (Principal Financial/
                                    Accounting Officer)


_________________                   Director                           September 25, 1996
S. Buford Scott

/s/ Frederic S. Bocock              Director                           September 25, 1996
- ----------------------
Frederic S. Bocock

/s/ William F. Calliott             Director                           September 25, 1996
- -----------------------
William F. Calliott

/s/ David Plageman                  Director                           September 25, 1996
- ------------------
David Plageman

/s/ John. J. Muldowney              Director                           September 25, 1996
- ----------------------
John. J. Muldowney

/s/ R. Bruce Campbell               Director                           September 25, 1996
- ---------------------
R. Bruce Campbell

/s/ William P. Schubmehl            Director                           September 25, 1996
- ------------------------
William P. Schubmehl

/s/ Steven C. DeLaney               Director                           September 25, 1996
- ---------------------
Steven C. DeLaney

/s/ William W. Berry                Director                           September 25, 1996
- --------------------
William W. Berry

/s/ R. Gordon Smith                 Director                           September 25, 1996
- -------------------
R. Gordon Smith

/s/ Robert L. Hintz                 Director                           September 25, 1996
- -------------------
Robert L. Hintz



         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors
Scott & Stringfellow Financial, Inc.

Under date of July 29, 1996, we reported on the consolidated statements of financial condition of Scott & Stringfellow Financial, Inc. and subsidiaries as of June 28, 1996 and June 30, 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended June 28, 1996, June 30, 1995 and June 24, 1994, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the 1996 annual report on Form 10- K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement Schedule I. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedules based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Richmond, Virginia
July 29, 1996

Schedule I - Condensed Financial Statements of Registrant
Scott & Stringfellow Financial, Inc. (Parent only)

Condensed Statements of Financial Condition

                                                     June 28,           June 30,
                                                      1996               1995

ASSETS

   Investments in not readily
     marketable securities                           $ 167,831         $ 167,831
   Investments in subsidiaries (a)                  29,762,132        25,453,608

   Total Assets                                   $ 29,929,963      $ 25,621,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Intercompany (a)                                  $ 172,831         $ 172,831
   Dividends payable                                   266,697           210,762
   Distributions payable to shareholders for
    purchase and retirement of common stock          3,800,000                 -
   Total Liabilities                                 4,239,528           383,593

Stockholders' Equity:
   Common stock, $0.10 par value. Authorized
     10,000,000 shares; issued and outstanding
     2,022,475 in 1996 and 2,107,620 shares
     in 1995                                           202,247           210,762
   Additional paid-in capital                       10,426,723         9,964,773
   Retained earnings                                15,537,305        15,062,311
   Less: Subscriptions Receivable                     -475,840                 -

   Total Stockholders' Equity                       25,690,435        25,237,846

   Total Liabilities and Stockholders' Equity     $ 29,929,963      $ 25,621,439


Condensed Statements of Income

                                                                     Year Ended
                                                 June 28, 1996     June 30, 1995    June 24, 1994
Equity in undistributed net income
   from subsidiaries (a)                           $ 3,318,073       $ 1,278,649      $ 1,633,204
Cash dividends (a)                                     857,640           822,766        1,325,147

Net income                                         $ 4,175,713       $ 2,101,415      $ 2,958,351


(a) Eliminated in consolidation

See Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Shareholders and incorporated herein by reference.

See accompanying independent auditors' report.

Schedule I
Condensed Financial Statements of Registrant
Scott & Stringfellow Financial, Inc. (Parent only)

Condensed Statements of Cash Flows


                                                                    Years Ended
                                                 June 28, 1996      June 30, 1995   June 24, 1994
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                      $ 4,175,713       $ 2,101,415      $ 2,958,351
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed net income
     of subsidiaries                                -3,318,073        -1,278,649       -1,633,204
   Changes in assets and liabilities:
     Inter-company payable                                   -             5,000                -

Net cash provided by operating activities              857,640           827,766        1,325,147

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid                                -857,640          -822,766       -1,325,147
   Purchase and retirement of common stock             -19,140          -564,151         -825,752
   Issuance of common stock                          1,009,250           519,158          450,429

Net cash provided by (used in) financing activities    132,470          -867,759       -1,700,470

CASH FLOWS FROM INVESTING ACTIVITIES
   Distributions from subsidiary                        19,140           564,151          825,752
   Contributions to subsidiaries                    -1,009,250          -524,158         -450,429

Net cash provided by (used in) investing activities   -990,110            39,993          375,323

Net change in cash and cash equivalents                      -                 -                -

Cash and cash equivalents at beginning of year               -                 -                -

Cash and cash equivalents at end of year                     -                 -                -


See Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Shareholders and incorporated herein by reference.

See accompanying independent auditors' report.