Form 10-Q
period 1996-09-27
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1996-11-12
CIK 802555

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 27, 1996

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

                   Yes   X          No ....




On November 6, 1996, there were 2,007,519 shares of Scott & Stringfellow Financial, Inc. Common stock, par value $.10, issued and outstanding.










             SCOTT & STRINGFELLOW FINANCIAL, INC.

                             INDEX

                                                            Page Number


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Statements of Financial Condition -
     September 27, 1996 (unaudited) and June 28, 1996                3

     Consolidated Statements of Income (unaudited) -
     Three months ended September 27, 1996
      and September 29, 1995                                         4

     Consolidated Statements of Cash Flows (unaudited) -
     Three months ended September 27, 1996
      and September 29, 1995                                         5

     Notes to Consolidated Financial Statements                      6

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             7

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                          9

  Item 2. Changes in Securities                                      9

  Item 3. Defaults upon Senior Securities                            9

  Item 4. Submission of Matters to a Vote of
   Security Holders                                                  9

  Item 5. Other Information                                         10

  Item 6. Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                          10

EXHIBITS















PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited)

                                              September 27,   June 28,
                                                   1996         1996
ASSETS
  Cash and cash equivalents                   $ 4,490,997  $ 4,604,319
  Cash segregated under Federal regulations           633          627
  Receivable from brokers, dealers and
    clearing organizations                      5,130,889    4,773,883
  Receivable from customers                    78,982,731   78,691,390
  Trading and investment securities,
    at market value                             7,738,777   12,940,722
  Exchange memberships, at adjusted cost          838,100      838,100
  Equipment and leasehold improvements,
    less depreciation and amortization          3,316,995    2,973,023
  Deferred income taxes                           639,429      639,429
  Other assets                                  9,134,665    8,787,079

Total Assets                                 $110,273,216 $114,248,572

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Drafts payable                              $ 5,348,544  $ 4,068,235
  Short term bank loans                         1,000,000    3,600,000
  Payable to brokers, dealers and clearing
    organizations                               3,526,051    2,227,376
  Payable to customers                         61,385,638   60,577,764
  Securities sold, but not yet purchased,
    at market value                             1,775,488    2,372,116
  Accounts payable, accrued compensation
    and other liabilities                      11,232,553   11,912,646
  Payable to shareholders for purchase and
    retirement of common stock                          0    3,800,000
  Total Liabilities                            84,268,274   88,558,137

Stockholders' Equity
  Common stock, $0.10 par value; Authorized
    10,000,000 shares; Issued and outstanding
    2,007,569 and 2,022,475 shares                200,757      202,247
  Additional paid-in capital                   10,436,573   10,426,723
  Retained earnings                            15,843,452   15,537,305
  Less: subscriptions receivable                 -475,840     -475,840

  Total Stockholders' Equity                   26,004,942   25,690,435

Total Liabilities and Stockholders' Equity   $110,273,216 $114,248,572

See notes to consolidated financial statements.






     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 27, 1996 and September 29, 1995
                          (Unaudited)

                                                  1996          1995
REVENUES
  Commissions                                 $ 9,382,056  $ 9,461,983
  Principal transactions                        3,151,263    2,610,248
  Investment banking                            2,029,813    2,998,486
  Interest and dividends                        1,761,347    1,602,005
  Advisory and administrative service fees      1,555,140      911,094
  Other                                            64,149       70,578

  Total Revenues                               17,943,768   17,654,394

EXPENSES
  Employee compensation and benefits           11,150,587   11,261,163
  Communications                                  929,506      792,303
  Occupancy and equipment                         984,895      741,733
  Advertising and sales promotion                 432,459      356,535
  Postage, stationery and supplies                589,596      488,804
  Brokerage, clearing and exchange fees           383,143      312,961
  Data processing                                 346,470      259,384
  Interest                                        627,833      558,041
  Other operating expenses                      1,154,882      977,969

  Total Expenses                               16,599,371   15,748,893

  Income before income taxes                    1,344,397    1,905,501

  Income taxes                                    488,000      685,000

  NET INCOME                                    $ 856,397  $ 1,220,501


  Earnings per share                                $0.42        $0.57

  Dividends declared per share                      $0.12        $0.10

  Weighted average common shares and
    common stock equivalents outstanding        2,039,768    2,124,061



  See notes to consolidated financial statements.














     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 27, 1996 and September 29, 1995
                          (Unaudited)

                                                          1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $ 856,397     $ 1,220,501
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                         334,064         185,808
  Deferred income taxes                                       0         -54,000
  Changes in assets and liabilities:
  Cash segregated under Federal regulations                  -6           1,984
  Receivable from brokers, dealers and
   clearing organizations                              -357,006      -1,386,173
  Receivable from customers                            -291,341      -4,219,975
  Trading securities                                  5,151,770       1,584,057
  Other assets                                          934,560      -1,119,418
  Payable to brokers, dealers and
   clearing organizations                             1,298,675         -27,157
  Payable to customers                                  807,874       3,531,994
  Securities sold, but not yet purchased               -596,628         135,295
  Accounts payable, accrued compensation
    and other liabilities                              -654,303       2,472,209
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES  7,484,056       2,325,125

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in drafts payable                        1,280,309       1,020,629
  Net change in short term bank loans                -2,600,000      -1,500,000
  Cash dividends paid                                  -266,697        -210,762
  Purchase and retirement of common stock            -4,242,021               0
  Issuance of common stock                              141,038         190,153
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES -5,687,371        -499,980

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of not readily
   marketable securities                                 51,125          29,166
  Purchases of not readily marketable securities           -950         -94,265
  Purchases of equipment and leasehold improvements    -674,833        -165,130
  Repayment of loans receivable                           8,113          46,532
  Increase in loans receivable                       -1,293,462        -126,204
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES -1,910,007        -309,901

Net increase (decrease) in cash and cash equivalents   -113,322       1,515,244
Cash and cash equivalents at beginning of period      4,604,319       3,761,381
Cash and cash equivalents at end of period          $ 4,490,997     $ 5,276,625

Cash paid during the period for interest              $ 617,130       $ 574,310
Cash paid during the period for income taxes            769,326         388,481

See notes to consolidated financial statements.








  SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  September 27, 1996

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

  These interim consolidated financial statements are unaudited; however, such information reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the period in accordance with generally accepted accounting principles. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of the results which might be expected for the full fiscal year. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company's annual audited report for the fiscal year ended June 28, 1996.

2. NET CAPITAL REQUIREMENTS
  As a registered broker-dealer and a member of the New York Stock Exchange ("NYSE"), the Company's wholly-owned subsidiary, S&S, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1). S&S has elected to utilize the alternative method of the Rule, which prohibits a broker-dealer from engaging in any transactions which would cause its "net capital" to be less than 2% of its "aggregate debit balances" arising from customer transactions, as those terms are defined in the Rule. The NYSE may also impose restrictions on S&S's business if its net capital falls below 5% of aggregate debit balances. At September 27, 1996, S&S's net capital of $14,123,160 was 17% of its aggregate debit balances and was $12,509,732 in excess of its minimum regulatory requirement.

3. COMMON STOCK
  During the quarter ended September 27, 1996, the Company issued 2,020 shares of common stock pursuant to the exercise of employee stock options for net proceeds of $19,729. The Company also issued 8,322 shares of common stock to the Employee Stock Purchase Plan for net proceeds of $113,610. The Company repurchases its common shares in the open market under a plan approved by the Board of Directors. During the quarter, the Company repurchased 25,248 shares for a total cost of $442,021. The Company had remaining authority to repurchase 288,181 shares at September 27, 1996.

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





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's primary subsidiary, S&S, conducts a full-service, securities brokerage and investment banking business through 28 branch offices located in Virginia, North Carolina, South Carolina, and West Virginia. Its primary business is retail securities brokerage with an emphasis on equity securities and mutual funds. Other significant activities and services include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services through SSCM, corporate and municipal financial advisory services, trading of fixed income and equity securities, primary investment research, individual retirement account custodial services, and money market cash management services. As of September 27, 1996, the Company employed 532 people including 227 employees with full-time investment broker responsibilities.

The Company's profitability, to a large degree, is sensitive to the volume of trading in securities and the volatility and general level of securities' market prices. Approximately 78% of the Company's total revenue is generated by commissions and sales credits, or mark-ups, on securities transactions. Many of the Company's activities have high operating costs which do not decrease proportionately with reduced levels of activity and may even increase during such periods. Moreover, many of these operating costs may increase at a proportionately greater rate than revenues during periods of increased activity. While the Company is currently attempting to build additional fee-based revenue in an attempt to improve the stability of revenues and earnings, its profitability is adversely affected by sustained periods of reduced transaction volume or loss of brokerage clients. The Company's profitability is also adversely affected when it is unable to compensate for increases in fixed costs through the pricing of its services or increased volume. In particular, competitive industry conditions necessitate the incurrence of significant costs in the areas of technology, investment broker recruiting, and continual improvement of the Company's investment research capabilities.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 27, 1996

The Company reported net income of $856,397 for the three months ended September 27, 1996. Despite higher revenues, net income declined by 30% from the record quarterly earnings of $1,220,501 reported for the first quarter of fiscal 1996. Earnings per share of $0.42 represented a decline of 26% as average common shares and equivalents outstanding were approximately 4% lower than during the comparable period of the prior year.

Total revenues for the quarter were $17,943,768, an increase of 2% from the first quarter of fiscal 1996 and the second highest level of quarterly revenues in the Company's history. While commissions from agency transactions were essentially unchanged from the prior period, revenue from principal transactions increased by 21% to $3,151,263, due primarily to increased sales credits, or mark-ups, on over-the-counter equity and corporate bond transactions. Within the agency commission category, sales of mutual funds and annuities increased significantly. Investment banking revenues declined by $968,673, or 32%, from the first quarter of the prior year due primarily to the completion of two large managed equity offerings in the prior period as compared to one managed equity offering in the first quarter of the current year. The decline in investment banking revenues contributed significantly to the decline in overall net income; because of the positive effect on profitability, the completion of managed equity offerings is an important
determinant of earnings levels from quarter to quarter.   Revenue from advisory
and administrative service fees continued to increase sharply, continuing the pattern of recent quarters. Due primarily to substantial increases in assets under management within the Company's investment advisory and managed accounts services, advisory and administrative fees were $1,555,140 as compared to $911,094, an increase of 71% from the first quarter of fiscal 1996.

Total expenses increased by 5% to $16,599,371 from $15,748,893 in the year-earlier period. Employee compensation and benefits, the Company's largest expense item, declined by 1% as a result of somewhat lower variable compensation expense associated with the change in composition of revenues and the decline in net operating income as compared to the prior year. However, some categories of other operating expenses increased significantly from the year-earlier quarter. Occupancy and equipment increased by 33%, a result of higher depreciation expense associated with computer systems installed as part of the Company's technology plan and ongoing relocations and renovations of
office space.   Communications expense increased by 17% as a result of higher charges for telephone and quote services. The increase in data processing expense of 33% was partially attributable to a rate increase from the Company's transaction processing service bureau. In the other operating expense category, increases in employment agency fees for recent recruiting efforts, legal settlements, and computer consulting expense contributed to an increase of 18%. Overall, non-compensation, non-interest expenses increased by 23% from the year-earlier quarter, reflecting higher expenses associated with continuing initiatives to improve the Company's capabilities, competitive position, and quality of client service.

Interest and dividend revenues increased by 10% as a result of continue growth in receivable balances from customer margin accounts, which were approximately 17% higher during the quarter ended September 27, 1996 than during the comparable period one year ago. Interest expense increased by 13% as a result of interest paid on higher levels of customer credit balances on IRA accounts. Overall, interest and dividend income, net of interest expense, increased to $1,133,514, or 9% higher than the year-earlier period.

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the Consolidated Statement of Cash Flows contained in this report, the Company's primary sources of cash flow are the net cash provided from the earnings of the Company and from increases in the amounts payable to customers and other short-term indebtedness incurred in the normal course of the Company's securities brokerage business.

For the three month period ended September 27, 1996, net cash provided by operations was $7,484,056. In addition to net income of $856,397, cash flow from operations was also provided by, among other items, a decline in trading securities inventory of $5,151,770, an increase in payable to brokers, dealers and clearing organizations of $1,298,675, and an increase in payable to customers of $807,874. The largest use of cash in operating activities was decline of $654,303 in the balance of accounts payable, accrued compensation
and other liabilities.   Because of the nature of the Company's business, the
changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary and therefore are not very useful indicators of long-term trends in the Company's liquidity and capital resources.

Net cash flow of $5,687,371, was used by financing activities, principally including the settlement of the Company's "Dutch Auction" tender offer. This transaction, which involved the repurchase of 200,000 shares of common stock for $3,800,000, was accrued as of June 28, 1996, but represented a cash outflow for purchase and retirement of common stock during the quarter ended September 27, 1996. In addition to this transaction, there were open market purchases and retirements of the Company's stock during the quarter which totaled $442,021. The Company also repaid short term bank loans in the net amount of $2,600,000 while outstanding drafts payable increased by $1,280,309. Investing activities during the period used net cash of $1,910,007, which included $674,833 in purchases of equipment and leasehold improvements, mainly associated with implementation of the technology plan. In addition, $1,293,462 of loans receivable were extended, primarily due to investment broker recruiting efforts during the period. Over the three month period, the Company's overall net cash position declined by $113,322.

At September 27, 1996, approximately 87% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by customer credit balances (excess funds kept by customers with the Company), short-term bank borrowings and equity capital. The Company utilizes short-term bank borrowings under established lines of credit with several banking institutions. A total of $58,000,000 in approved lines of credit was available to the Company at September 27, 1996, of which $1,000,000 was outstanding. The Company had no other debt obligations outstanding at that date.

The Company is subject to the net capital requirements of the Securities and Exchange Commission ("SEC") and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated well in excess of the minimum requirements. At September 27, 1996, the Company's net capital of $14,123,160 exceeded the minimum requirement by $12,509,732. Net capital was comprised entirely of stockholders' equity less certain regulatory adjustments.

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

Item 1.  Legal Proceedings - None Reportable

Item 2.  Changes in Securities - None Reportable

Item 3.  Defaults upon Senior Securities - None Reportable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Scott & Stringfellow Financial, Inc. was held in Richmond, Virginia on October 22, 1996.

Four persons were nominated and elected to the Company's Board of Directors. Sidney Buford Scott was elected to a three year term with 1,777,022 share votes for and 1,340 share votes withheld. John J. Muldowney was elected to a three year term with 1,777,022 share votes for and 1,340 share votes withheld. William W. Berry was elected to a three year term with 1,773,962 share votes for and 4,400 share votes withheld. William F. Calliott was elected to a three year term with 1,776,828 share votes for and 1,534 share votes withheld.

A motion to approve the Scott & Stringfellow Financial, Inc. Management Stock Purchase Loan Plan, solicited by proxy, was passed by a vote of 1,360,070 share votes for, 23,329 share votes against, and 4,340 share votes abstaining.

A motion, solicited by proxy, was approved to ratify the selection of KPMG Peat Marwick LLP as independent certified public accountants for the fiscal year ending June 27, 1997 with 1,774,866 share votes for, 2,080 share votes against, and 1,416 share votes abstaining.

Item 5.  Other Information - None Reportable

Item 6:  Exhibits and Reports on 8-K

  (a)  Exhibits

    Exhibit 11 - Statement Re: Computation of Per Share Earnings - See Separate Document

    Financial Data Schedule BD - See Separate Document

  (b)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended September 27, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT & STRINGFELLOW FINANCIAL, INC. (Registrant)

Signatures                                         Date


/s/ John Sherman, Jr.                           November 11, 1996
John Sherman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Charles E. Mintz                            November 11, 1996
Charles E. Mintz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)