Form 10-Q
period 1996-12-31
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1997-02-14
CIK 802555

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1996

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

                   Yes   X          No ....




On February 7, 1997, there were 2,089,339 shares of Scott & Stringfellow Financial, Inc. Common stock, par value $.10, issued and outstanding.








             SCOTT & STRINGFELLOW FINANCIAL, INC.

                             INDEX

                                                   Page Number


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Statements of Financial Condition -
     December 31, 1996 (unaudited) and June 28, 1996                 3

     Consolidated Statements of Income (unaudited) -
     Three months ended December 31, 1996
      and December 31, 1995                                          4

     Consolidated Statements of Income (unaudited) -
     Six months ended December 31, 1996
      and December 31, 1995                                          5

     Consolidated Statements of Cash Flows (unaudited) -
     Six months ended December 31, 1996
      and December 31, 1995                                          6

     Notes to Consolidated Financial Statements                      7

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                         11

  Item 2. Changes in Securities                                     11

  Item 3. Defaults upon Senior Securities                           12

  Item 4. Submission of Matters to a Vote of
   Security Holders                                                 12

  Item 5. Other Information                                         12

  Item 6. Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                          12

EXHIBITS











PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited)

                                             December 31,   June 28,
                                                 1996        1996
ASSETS
  Cash and cash equivalents                   $ 7,072,824  $ 4,604,319
  Cash segregated under Federal regulations     2,245,913          627
  Receivable from brokers, dealers and
    clearing organizations                      4,095,718    4,773,883
  Receivable from customers                    83,431,579   78,691,390
  Trading and investment securities,
    at market value                            13,565,937   12,940,722
  Exchange memberships, at adjusted cost          838,100      838,100
  Equipment and leasehold improvements,
    less depreciation and amortization          4,038,202    2,973,023
  Deferred income taxes                           661,429      639,429
  Other assets                                 10,278,083    8,787,079

Total Assets                                $ 126,227,785$ 114,248,572

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Drafts payable                              $ 2,316,235  $ 4,068,235
  Short term bank loans                                 0    3,600,000
  Payable to brokers, dealers and clearing
    organizations                               3,268,041    2,227,376
  Payable to customers                         79,371,644   60,577,764
  Securities sold, but not yet purchased,
    at market value                             1,355,505    2,372,116
  Accounts payable, accrued compensation
    and other liabilities                      12,510,213   11,912,646
  Payable to shareholders for purchase and
    retirement of common stock                          0    3,800,000
  Total Liabilities                            98,821,638   88,558,137

Stockholders' Equity
  Common stock, $0.10 par value; Authorized
    10,000,000 shares; Issued and outstanding
    2,049,239 and 2,022,475 shares                204,924      202,247
  Additional paid-in capital                   11,163,511   10,426,723
  Retained earnings                            16,513,552   15,537,305
  Less: subscriptions receivable                 -475,840     -475,840

  Total Stockholders' Equity                   27,406,147   25,690,435

Total Liabilities and Stockholders' Equity  $ 126,227,785$ 114,248,572

See notes to consolidated financial statements.








     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended December 31, 1996 and December 31, 1995
                          (Unaudited)

                                             December 31,  December 31,
                                                 1996        1995
REVENUES
  Commissions                                $ 10,336,335  $ 9,228,801
  Principal transactions                        3,534,498    2,697,781
  Investment banking                            2,151,180    2,882,380
  Interest and dividends                        2,020,108    1,647,814
  Advisory and administrative service fees      1,804,600    1,070,450
  Other                                           121,561       64,012

  Total Revenues                               19,968,282   17,591,238

EXPENSES
  Employee compensation and benefits           12,536,229   11,219,662
  Communications                                  892,414      794,208
  Occupancy and equipment                       1,052,499      746,269
  Advertising and sales promotion                 614,887      497,474
  Postage, stationery and supplies                565,599      512,773
  Brokerage, clearing and exchange fees           376,804      299,566
  Data processing                                 341,599      281,234
  Interest                                        761,654      560,270
  Other operating expenses                      1,379,182      961,009

  Total Expenses                               18,520,867   15,872,465

  Income before income taxes                    1,447,415    1,718,773

  Income taxes                                    531,400      685,000

  NET INCOME                                    $ 916,015  $ 1,078,773


  Earnings per share                                $0.45        $0.50

  Dividends declared per share                      $0.12        $0.10

  Weighted average common shares and
    common stock equivalents outstanding        2,054,325    2,141,288



  See notes to consolidated financial statements.














     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended December 31, 1996 and December 31, 1995
                          (Unaudited)

                                             December 31,  December 31,
                                                  1996        1995
REVENUES
  Commissions                                $ 19,718,391 $ 18,690,783
  Principal transactions                        6,685,761    5,308,029
  Investment banking                            4,180,993    5,880,866
  Interest and dividends                        3,781,455    3,249,820
  Advisory and administrative service fees      3,359,740    1,981,543
  Other                                           185,710      134,590

  Total Revenues                               37,912,050   35,245,631

EXPENSES
  Employee compensation and benefits           23,686,816   22,480,825
  Communications                                1,821,920    1,586,512
  Occupancy and equipment                       2,037,394    1,488,002
  Advertising and sales promotion               1,047,346      854,010
  Postage, stationery and supplies              1,155,195    1,001,578
  Brokerage, clearing and exchange fees           759,947      612,527
  Data processing                                 688,069      540,618
  Interest                                      1,389,487    1,118,311
  Other operating expenses                      2,534,064    1,938,977

  Total Expenses                               35,120,238   31,621,360

  Income before income taxes                    2,791,812    3,624,271

  Income taxes                                  1,019,400    1,325,000

  NET INCOME                                  $ 1,772,412  $ 2,299,271


  Earnings per share                                $0.87        $1.07

  Dividends declared per share                      $0.24        $0.20

  Weighted average common shares and
    common stock equivalents outstanding        2,047,490    2,131,675



  See notes to consolidated financial statements.














     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 1996 and December 31, 1995
                          (Unaudited)

                                                        1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 1,772,412   $ 2,299,271
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                        751,094       410,246
  Deferred income taxes                                -22,000       -54,000
  Loss on disposition of fixed assets                  143,043             0
  Changes in assets and liabilities:
  Cash segregated under Federal regulations         -2,245,286         5,767
  Receivable from brokers, dealers and
   clearing organizations                              678,165    -2,066,952
  Receivable from customers                         -4,740,189    -4,809,519
  Trading securities                                  -649,017    -1,263,325
  Other assets                                         543,720    -1,100,454
  Payable to brokers, dealers and
   clearing organizations                            1,040,665       297,162
  Payable to customers                              18,793,880     6,597,693
  Securities sold, but not yet purchased            -1,016,611       143,147
  Accounts payable, accrued compensation
    and other liabilities                              618,351     3,663,884
NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                               15,668,227     4,122,920

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in drafts payable                      -1,752,000     3,087,487
  Net change in short term bank loans               -3,600,000    -3,600,000
  Cash dividends paid                                 -507,605      -423,124
  Purchase and retirement of common stock           -4,242,021       -19,140
  Issuance of common stock                             872,143       369,130
NET CASH PROVIDED BY (USED FOR)
 FINANCING ACTIVITIES                               -9,229,483      -585,287

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of not readily
   marketable securities                                74,752        98,403
  Purchases of not readily marketable securities       -50,950      -288,549
  Proceeds from disposition of fixed assets              4,545             0
  Purchases of fixed assets                         -1,957,456      -505,084
  Repayment of loans receivable                         46,488        53,206
  Increase in loans receivable                      -2,087,618      -511,418
NET CASH PROVIDED BY (USED FOR)
 INVESTING ACTIVITIES                               -3,970,239    -1,153,442

Net increase (decrease) in cash and cash equivalents 2,468,505     2,384,191
Cash and cash equivalents at beginning of period     4,604,319     3,761,381
Cash and cash equivalents at end of period         $ 7,072,824   $ 6,145,572

Cash paid during the period for interest           $ 1,318,517   $ 1,135,696
Cash paid during the period for income taxes         1,271,675     1,185,481

See notes to consolidated financial statements.



  SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  December 31, 1996

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

2. NET CAPITAL REQUIREMENTS
  As a registered broker-dealer and a member of the New York Stock Exchange ("NYSE"), the Company's wholly-owned subsidiary, S&S, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1). S&S has elected to utilize the alternative method of the Rule, which prohibits a broker-dealer from engaging in any transactions which would cause its "net capital" to be less than 2% of its "aggregate debit balances" arising from customer transactions, as those terms are defined in the Rule. The NYSE may also impose restrictions on S&S's business if its net capital falls below 5% of aggregate debit balances. At December 31, 1996, the Company's net capital of $13,575,145 was 16% of its aggregate debit balances and was $11,821,647 in excess of its minimum regulatory requirement.

3. COMMON STOCK
  During the quarter ended December 31, 1996, the Company issued 3,312 shares of common stock pursuant to the exercise of employee stock options for net proceeds of $34,714. The Company also issued 8,408 shares of common stock to the Employee Stock Purchase Plan for net proceeds of $143,203. In addition, the Company issued 30,000 shares of common stock, under a private placement exemption, to newly hired employees in connection with their recruitment for net proceeds of $540,000. The Company repurchases its common shares in the open market under a plan approved by the Board of Directors. The Company did not repurchase any shares during the quarter and had remaining authority to repurchase 288,181 shares at December 31, 1996.


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's primary subsidiary, S&S, conducts a full-service, securities brokerage and investment banking business through 28 branch offices located in Virginia, North Carolina, South Carolina, and West Virginia. Its primary business is retail securities brokerage with an emphasis on equity securities and mutual funds. Other significant activities and services include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services through SSCM, corporate and municipal financial advisory services, trading of fixed income and equity securities, primary investment research, individual retirement account custodial services, and money market cash management services. As of December 31, 1996, the Company employed 542 people including 235 employees with full-time investment broker responsibilities.

The Company's profitability, to a large degree, is sensitive to the volume of trading in securities and the volatility and general level of securities' market prices. Approximately 77% of the Company's total revenue is generated by commissions and sales credits, or mark-ups, on securities transactions. Many of the Company's activities have high operating costs which do not decrease proportionately with reduced levels of activity and may even increase during such periods. Moreover, many of these operating costs may increase at a proportionately greater rate than revenues during periods of increased activity. While the Company is currently attempting to build additional fee-based revenue in an attempt to improve the stability of revenues and earnings, its profitability is adversely affected by sustained periods of reduced transaction volume or loss of brokerage clients. The Company's profitability is also adversely affected when it is unable to compensate for increases in fixed costs through the pricing of its services or increased volume. In particular, to meet competitive industry conditions the Company incurs significant costs associated with technology, investment broker recruiting, and continual improvement of the Company's investment research capabilities.

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1996

For the quarter ended December 31, 1996, net earnings were $916,015, a 15% decline from $1,078,773 reported for the same period last year. Earnings per share for the second quarter declined by 10%, from $0.50 to $0.45, as average shares outstanding were 4% lower than during the comparable period of fiscal 1996.

Total revenues for the second quarter of fiscal 1997 were $19,968,282, an increase of 14% from $17,591,238 reported for the same period last year. The most significant change in quarterly operating results was a $731,200, or 25%, decline in investment banking fees. These fees are very dependent on the number and timing of managed equity offerings in which the Company participates and, due to their high profitability, represent a substantial swing factor in quarterly results. Because of generally favorable equity market conditions, other categories of revenue posted increases from the year-earlier period. Commissions from agency transactions increased by 12% to $10,336,335, with mutual fund sales and commissions on trades of exchange-listed equity securities accounting for most of this increase. Principal transactions increased by 31% to $3,534,498, as trading profits and sales credits on over-the-counter equity transactions more than offset continuing declines in revenue from municipal bond transactions. The Company continues to enjoy a significant increase in revenues from the advisory and administrative service fees category, which were $734,150 higher than the second quarter of fiscal 1996. Combined revenues from investment advisory fees and managed accounts fees were approximately $453,000, or 127%, higher than the year-earlier period.

During December 1996, the Company effected a significant organizational consolidation in its institutional municipal bond sales and trading and public finance functions. The departments responsible for these functions previously operated out of both the Company's Richmond headquarters and its Lynchburg, Virginia office. To increase efficiency and administrative control, these functions were consolidated in the Richmond office. This change also included a workforce reduction of approximately 6 employees.

Total expenses increased by 17% to $18,520,867 from $15,872,465 in the year-earlier period. Employee compensation and benefits, the Company's largest expense item, increased by $1,316,657, or 12%, as a result of higher sales commissions and other variable compensation expense associated with the higher level of revenues. The increase in compensation expense accounted for approximately 50% of the overall increase in total expense. Other categories of operating expenses also increased significantly from the year-earlier quarter. Occupancy and equipment increased by 41%, primarily as a result of higher depreciation expense associated with investment broker workstations and other computer systems installed as part of the Company's technology plan. Overall, non-compensation, non-interest expenses increased by 28% from the year-earlier quarter. The consumption of more resources as a result of a larger workforce, increased transaction volume, as well as initiatives such as the technology plan and investment broker recruiting efforts have combined to increase the Company's overall operating expense ratio. Included in other operating expenses for the second fiscal quarter was a $143,000 expense on retirement of fixed assets associated with the replacement of investment broker workstations which was substantially completed during the quarter.

Interest and dividend revenues increased by 23% as a result of continued growth in receivable balances from customer margin accounts, which were approximately 20% higher during the quarter ended December 31, 1996 than during the comparable period one year ago. Interest expense increased by 36% as a result of interest paid on higher levels of customer credit balances on IRA accounts. Overall, interest and dividend income, net of interest expense, increased by approximately 16% from the year-earlier period.

RESULTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 1996

The results of operations for the six month period ended December 31, 1996 were characterized by increasing revenues being more than offset by higher expenses, resulting in moderately lower levels of profitability. For the six month period, net income was $1,772,412 or $0.87 per share as compared to $2,299,271 or $1.07 per share reported for the same period in fiscal 1996. As with the quarterly comparison, last year's results for the six month period benefited from the completion of managed underwritten equity offerings; investment banking revenues in the six month period ending December 31, 1996 declined by $1,699,873, or 29%, from the year-earlier period.

Total revenues for the first half of fiscal 1997 were $37,912,050, an increase of 8% from the first half of fiscal 1996. The previously mentioned decline in investment banking revenues was more than offset by increases in revenue from both agency commissions and principal transactions in equity securities, including mutual funds. Due primarily to increases in assets under management within the Company's investment advisory and managed account services, revenue from advisory and administrative services fees for the comparative six month periods increased by 70%, from $1,981,543 to $3,359,740.

Total operating revenues for the first half of fiscal 1997 were $35,120,238, an increase of 11% from the first half of fiscal 1996. Employee compensation and benefits expense increased by 5% from the previous period primarily as a result of higher commissions and other variable compensation associated with the higher levels of revenue. Occupancy and equipment expense increased significantly by $549,392, or 37%, primarily as a result of higher depreciation on the addition of new broker workstations and other technology equipment as well as renovations and relocations of office space. In the other operating expense category, increases in employment agency fees for recent recruiting efforts, legal settlements, computer consulting expense and the retirement of fixed associated with the technology plan all contributed to an overall increase of 31% from the year-earlier period.

Interest income for the six month period, net of interest expense, increased by 12% from the year-earlier period due to the same factors cited in the discussion of results for the three month period ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the Consolidated Statement of Cash Flows contained in this report, the Company's primary sources of cash flow are the net cash provided from the earnings of the Company and from increases in the amounts payable to customers and other short-term indebtedness incurred in the normal course of the Company's securities brokerage business.

For the six month period ended December 31, 1996, net cash provided by operations was $15,668,227. The largest source of cash from operations was a significant increase of $18,793,880 in customer credit balance. Customer credit balances have steadily grown since June 28, 1996. Due primarily to the relatively high balances payable to customers as of December 31, 1996, the Company had $2,245,913 of cash segregated in a special reserve account under federal regulations, the purpose of which is to protect customer balances. Another significant use of cash was an increase in receivable from customers balances of $4,740,189. Because of the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary. These changes are normally short term in nature and therefore are not very useful indicators of long-term trends in the Company's liquidity and capital resources. However, the Company has generally experienced increases in balances payable to and receivable from customers over recent fiscal periods, which has the effect of reducing its equity to total assets ratio. This ratio was 22% as of December 31, 1996.

Net cash flow of $9,229,483, was used by financing activities, principally including the settlement of the Company's $3,800,000 Dutch Auction tender offer during the period as well as repayment of short term bank loans of $3,600,000. Open market purchases and retirements of the Company's stock during the quarter totaled $442,021. Investing activities during the period used net cash of $3,970,239, which included $1,957,456 in purchases of equipment and leasehold improvements, mainly associated with implementation of the technology plan which was substantially completed as of December 31, 1996. In addition, $2,087,618 of loans receivable were extended, primarily due to investment broker recruiting efforts during the period. Over the six month period, the Company's overall net cash position increased by $2,468,505.

At December 31, 1996, approximately 87% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by customer credit balances (excess funds kept by customers with the Company), short-term bank borrowings and equity capital. The Company utilizes short-term bank borrowings under established lines of credit with several banking institutions. A total of $58,000,000 in approved lines of credit was available to the Company at December 31, 1996, with no loans outstanding. The Company had no other debt obligations outstanding at that date.

The Company is subject to the net capital requirements of the Securities and Exchange Commission ("SEC") and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers.
The Company has consistently operated in excess of the minimum requirements.
At December 31, 1996, the Company's net capital of $13,575,145 exceeded the minimum requirement by $11,821,647. Net capital was comprised entirely of stockholders' equity less certain regulatory adjustments. As a result of growth in customer receivable balances and the use of capital for fixed assets, loans associated with recruiting investment brokers, and the Dutch Auction tender offer, as well as other factors, the Company's ratio of net capital to aggregate debit items has declined in recent periods. This ratio was 16% at December 31, 1996, as compared to 24% at December 31, 1995.

Management believes that funds provided by earnings combined with its existing liquid capital base and its present lines of credit, are fully adequate to meet the Company's financing needs for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None Reportable

Item 2.  Changes in Securities

On November 25, 1996 the Company issued 30,000 shares of common stock to 2 newly hired employees in connection with their recruitment at a price of $18.00 per share for net proceeds of $540,000. The form of consideration received was cash, with the employees' source of funds derived from proceeds of promissory notes issued by the employees to the Company pursuant to employment agreements. In issuing these shares, the Company is relying on the private offering exemption under section 4(2) of the Securities Act of 1933. There were no underwriters or placing agents involved in these transactions.

Item 3.  Defaults upon Senior Securities - None Reportable

Item 4.  Submission of Matters to a Vote of Security Holders - None
Reportable

Item 5.  Other Information

On February 4, 1997, Mike D. Johnston was named Chief Financial Officer of the Company. Charles E. Mintz, the former Chief Financial Officer, remains with the Company as Senior Vice President and Director of Retail Markets.

Item 6:  Exhibits and Reports on 8-K

  (a)  Exhibits

    Exhibit 11 - Statement Re: Computation of Per Share Earnings - See Separate Document

    Financial Data Schedule BD - See Separate Document

  (b)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT & STRINGFELLOW FINANCIAL, INC. (Registrant)

Signatures                                         Date


/s/ John Sherman, Jr.                            February 13, 1997
John Sherman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mike D. Johnston                             February 13, 1997
Mike D. Johnston
Vice President and Chief Financial Officer
(Principal Financial Officer)