Form 10-Q
period 1997-03-27
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1997-05-09
CIK 802555

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 27, 1997

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

                   Yes   X          No ....




On May 7, 1997, there were 3,149,722 shares of Scott & Stringfellow Financial, Inc. Common stock, par value $.10, issued and outstanding.








             SCOTT & STRINGFELLOW FINANCIAL, INC.

                             INDEX

                                                   Page Number


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Statements of Financial Condition -
     March 27, 1997 (unaudited) and June 28, 1996                    3

     Consolidated Statements of Income (unaudited) -
     Three months ended March 27, 1997
      and March 29, 1996                                             4

     Consolidated Statements of Income (unaudited) -
     Nine months ended March 27, 1997
      and March 29, 1996                                             5

     Consolidated Statements of Cash Flows (unaudited) -
     Nine months ended March 27, 1997
       and March 29, 1996                                            6

     Notes to Consolidated Financial Statements                      7

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                         12

  Item 2. Changes in Securities                                     12

  Item 3. Defaults upon Senior Securities                           12

  Item 4. Submission of Matters to a Vote of
   Security Holders                                                 12

  Item 5. Other Information                                         12

  Item 6. Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                          12

EXHIBITS











PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited)

                                               March 27,     June 28,
                                                  1996         1996
ASSETS
  Cash and cash equivalents                   $ 6,659,784   $ 4,604,319
  Cash segregated under Federal regulations     1,389,662           627
  Receivable from brokers, dealers and
    clearing organizations                      3,246,106     4,773,883
  Receivable from customers                    87,570,899    78,691,390
  Trading and investment securities,
    at market value                            11,896,631    12,940,722
  Exchange memberships, at adjusted cost          838,100       838,100
  Equipment and leasehold improvements,
    less depreciation and amortization          4,260,760     2,973,023
  Deferred income taxes                           812,429       639,429
  Other assets                                 10,553,818     8,787,079

Total Assets                                $ 127,228,189 $ 114,248,572

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Drafts payable                              $ 1,673,074   $ 4,068,235
  Short term bank loans                         7,600,000     3,600,000
  Payable to brokers, dealers and clearing
    organizations                               4,686,684     2,227,376
  Payable to customers                         73,861,401    60,577,764
  Securities sold, but not yet purchased,
    at market value                             1,432,034     2,372,116
  Accounts payable, accrued compensation
    and other liabilities                       9,903,548    11,912,646
  Payable to shareholders for purchase and
    retirement of common stock                          0     3,800,000
  Total Liabilities                            99,156,741    88,558,137

Stockholders' Equity
  Common stock, $0.10 par value; Authorized
    10,000,000 shares; Issued and outstanding
    2,097,591 and 2,022,475 shares                209,759       202,247
  Additional paid-in capital                   12,253,022    10,426,723
  Retained earnings                            16,704,372    15,537,305
  Less: subscriptions receivable               -1,095,705      -475,840

  Total Stockholders' Equity                   28,071,448    25,690,435

Total Liabilities and Stockholders' Equity  $ 127,228,189 $ 114,248,572

See notes to consolidated financial statements.





     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
 For the Three Months Ended March 27, 1997 and March 29, 1996
                          (Unaudited)

                                               March 27,    March 29,
                                                 1997         1996
REVENUES
  Commissions                                $ 11,318,087 $ 10,511,929
  Principal transactions                        3,561,570    2,708,949
  Investment banking                            1,938,026    1,272,376
  Interest and dividends                        1,901,488    1,651,707
  Advisory and administrative service fees      2,063,604    1,257,042
  Other                                            43,644       44,589

  Total Revenues                               20,826,419   17,446,592

EXPENSES
  Employee compensation and benefits           13,578,197   11,412,461
  Communications                                  964,856      793,882
  Occupancy and equipment                       1,146,835      734,362
  Advertising and sales promotion                 577,313      472,568
  Postage, stationery and supplies                570,305      491,775
  Brokerage, clearing and exchange fees           431,193      347,880
  Data processing                                 373,907      308,956
  Interest                                        752,994      567,346
  Other operating expenses                      1,466,474    1,177,141

  Total Expenses                               19,862,074   16,306,371

  Income before income taxes                      964,345    1,140,221

  Income taxes                                    351,000      412,500

  NET INCOME                                    $ 613,345    $ 727,721


  Earnings per share                                $0.19        $0.22

  Dividends declared per share                      $0.08       $0.067

  Weighted average common shares and
    common stock equivalents outstanding        3,198,819    3,279,779



  See notes to consolidated financial statements.













     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
  For the Nine Months Ended March 27, 1997 and March 29, 1996
                          (Unaudited)

                                             March 27,     March 29,
                                               1997          1996
REVENUES
  Commissions                                $ 31,036,478 $ 29,202,712
  Principal transactions                       10,247,331    8,016,978
  Investment banking                            6,119,019    7,153,242
  Interest and dividends                        5,682,943    4,901,527
  Advisory and administrative service fees      5,423,344    3,238,585
  Other                                           229,354      179,179

  Total Revenues                               58,738,469   52,692,223

EXPENSES
  Employee compensation and benefits           37,265,013   33,893,286
  Communications                                2,786,776    2,380,394
  Occupancy and equipment                       3,184,228    2,222,364
  Advertising and sales promotion               1,624,659    1,326,578
  Postage, stationery and supplies              1,725,502    1,493,353
  Brokerage, clearing and exchange fees         1,191,140      960,407
  Data processing                               1,061,975      849,574
  Interest                                      2,142,481    1,685,657
  Other operating expenses                      4,000,538    3,116,118

  Total Expenses                               54,982,312   47,927,731

  Income before income taxes                    3,756,157    4,764,492

  Income taxes                                  1,370,400    1,737,500

  NET INCOME                                  $ 2,385,757  $ 3,026,992


  Earnings per share                                $0.77        $0.94

  Dividends declared per share                      $0.24        $0.20

  Weighted average common shares and
    common stock equivalents outstanding        3,112,617    3,231,894



  See notes to consolidated financial statements.













     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Nine Months Ended March 27, 1997 and March 29, 1996
                          (Unaudited)

                                                       1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $ 2,385,757    $ 3,026,992
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                       1,235,075        624,421
  Deferred income taxes                                -173,000       -253,000
  Net loss on disposition of fixed assets               139,117              0
  Changes in assets and liabilities:
  Cash segregated under Federal regulations          -1,389,035       -861,413
  Receivable from brokers, dealers and
   clearing organizations                             1,527,777     -1,382,558
  Receivable from customers                          -8,879,509     -5,986,899
  Trading securities                                  1,035,039      1,064,616
  Other assets                                          441,429     -2,113,853
  Payable to brokers, dealers and
   clearing organizations                             2,459,308      2,370,167
  Payable to customers                               13,283,637     10,122,202
  Securities sold, but not yet purchased               -940,082        437,382
  Accounts payable, accrued compensation
    and other liabilities                            -1,992,284      1,426,843
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES  9,133,229      8,474,900

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in drafts payable                       -2,395,161       -286,420
  Net change in short term bank loans                 4,000,000     -6,600,000
  Cash dividends paid                                  -753,520       -638,396
  Purchase and retirement of common stock            -4,295,459        -19,140
  Issuance of common stock                            1,227,420        671,059
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES -2,216,720     -6,872,897

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of not readily
   marketable securities                                 74,752        260,077
  Purchases of not readily marketable securities        -65,700       -340,899
  Proceeds from disposition of fixed assets               9,326              0
  Purchases of fixed assets                          -2,661,646       -837,038
  Repayment of loans receivable                          99,722         78,924
  Increase in loans receivable                       -2,317,498       -985,590
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES -4,861,044     -1,824,526

Net increase (decrease) in cash and cash equivalents  2,055,465       -222,523
Cash and cash equivalents at beginning of period      4,604,319      3,761,381
Cash and cash equivalents at end of period          $ 6,659,784    $ 3,538,858

Cash paid during the period for interest            $ 2,134,561    $ 1,703,042
Cash paid during the period for income taxes          1,441,375      1,523,481

See notes to consolidated financial statements.






  SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  March 27, 1997

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

2. NET CAPITAL REQUIREMENTS
  As a registered broker-dealer and a member of the New York Stock Exchange ("NYSE"), the Company's wholly-owned subsidiary, S&S, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1). S&S has elected to utilize the alternative method of the Rule, which prohibits a broker-dealer from engaging in any transactions which would cause its "net capital" to be less than 2% of its "aggregate debit balances" arising from customer transactions, as those terms are defined in the Rule. The NYSE may also impose restrictions on S&S's business if its net capital falls below 5% of aggregate debit balances. At March 27, 1997, the Company's net capital of $14,279,856 was 16% of its aggregate debit balances and was $12,526,143 in excess of its minimum regulatory requirement.

3. COMMON STOCK
  During the quarter ended March 27, 1997, the Company issued 4,632 shares of common stock pursuant to the exercise of employee stock options for net proceeds of $41,220. The Company also issued 15,180 shares of common stock to the Employee Stock Purchase Plan for net proceeds of $314,055. In addition, the Company issued 39,500 shares of common stock, under a private placement exemption, to 14 management employees, including 9 executive officers and 2 directors, in exchange for promissory notes bearing market rates of interest, under the terms of its Management Stock Purchase Loan Plan which was approved by the Company's shareholders on October 22, 1996. The Company repurchases its common shares in the open market under a plan approved by the Board of Directors. The Company did not repurchase any shares in the open market during the quarter and had remaining authority to repurchase 288,181 shares at March 27, 1997. The Company repurchased 10,960 shares which were previously issued under the Management Stock Purchase Loan Plan, at a price approximating fair market value, from a former executive officer in connection with his severance of employment with the Company.

  On February 25, 1997, the Company's board of directors declared a 3 for 2 split of the Company's common stock to be effected in the form of a 50% stock dividend payable on May 6, 1996 to shareholders of record on April 18, 1997. All per share items have been adjusted to reflect the effect of the stock split.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's primary subsidiary, S&S, conducts a full-service, securities brokerage and investment banking business through 29 branch offices located in Virginia, North Carolina, South Carolina, and West Virginia. Its primary business is retail securities brokerage with an emphasis on equity securities and mutual funds. Other significant activities and services include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services through SSCM, corporate and municipal financial advisory services, trading of fixed income and equity securities, primary investment research, individual retirement account custodial services, and money market cash management services. As of March 27, 1997, the Company employed 557 people including 237 employees with full-time investment broker responsibilities.

The Company's profitability, to a large degree, is sensitive to the volume of trading in securities and the volatility and general level of securities' market prices. Approximately 77% of the Company's total revenue is generated by commissions and sales credits, or mark-ups, on securities transactions.
Many of the Company's activities have high operating costs which do not decrease proportionately with reduced levels of activity and may even increase during such periods. Moreover, many of these operating costs may increase at a proportionately greater rate than revenues during periods of increased activity. While the Company is currently building additional fee-based revenue in an attempt to improve the stability of revenues and earnings, its profitability is adversely affected by sustained periods of reduced transaction volume or loss of brokerage clients. The Company's profitability is also adversely affected when it is unable to compensate for increases in fixed costs through the pricing of its services or increased volume. In particular, to meet competitive industry conditions the Company incurs significant costs associated with technology, investment broker recruiting, and continual improvement of the Company's investment research capabilities.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 27, 1997

For the quarter ended March 27, 1997, net earnings were $613,345, a 16% decline from $727,721 reported for the same period last year. Earnings per share for the third quarter declined from $0.22 to $0.19. Weighted average shares and common stock equivalents of 3,198,819 were 2% lower than during the year-earlier period. All per share items have been adjusted for the effect of a 3 for 2 stock split, which was effected in the form of a 50% stock dividend distributed to shareholders on May 6, 1997.

Total revenues for the third quarter of fiscal 1997 were $20,826,419, an increase of 19% from $17,446,592 reported for the third quarter of fiscal 1996. Equity market conditions continued to be generally favorable during the period despite a market correction which began during the month of March. As a result of these conditions as well as a 10% increase in the number of investment brokers employed, commissions from agency transactions increased by 8% to $11,318,087 and revenue from principal transactions increased by 31% from the year-earlier period to $3,561,570. In particular, agency commissions from mutual fund sales increased by $563,000, or 29%, and sales credits from principal transactions on over-the-counter equity securities in which the Company makes a market increased by $452,000, or 22%, from the third quarter of fiscal 1996. In addition, revenue from principal transactions increased because of approximately zero net trading profits in municipal bonds as compared to $158,000 of trading losses in the year-earlier quarter. Revenues from advisory and administrative service fees increased by $806,562, or 64%, due primarily to a $283,000, or 77%, increase in investment advisory fees, a $201,000, or 103%, increase in managed accounts fees, and a $239,000, or 54%, increase in fees related to money market products.

Total expenses increased by 22% to $19,862,074 from $16,306,371 in the year-earlier period. Employee compensation and benefits, the Company's largest expense item, increased by 19% and accounted for 61% of the overall increase in expenses. In addition to a 19% increase in investment broker compensation which was primarily related to the increase in commission and sales credit revenues, other forms of variable compensation increased by 39%, primarily due to higher compensation in product support and investment advisory areas. The ratio of support personnel to investment brokers increased slightly to 1.35 from 1.33 in the year-earlier period. Other categories of operating expenses which increased significantly from the year-earlier quarter included occupancy and equipment, which increased by 56% primarily as a result of higher depreciation expense associated with investment broker workstations and other computer systems installed as part of the Company's technology plan. Overall, non-compensation, non-interest expenses increased by 28% from the year-earlier quarter. The Company's ratio of expenses to total revenues increased to 95% from 93% in the year-earlier period.

Interest and dividend revenues increased by $249,781 as a result of continued growth in receivable balances from customer margin accounts. Interest expense increased by $185,648 as a result of higher average balances in customer accounts on which the Company pays interest as well as an increased level of bank borrowings compared to the prior year. Overall, interest and dividend income, net of interest expense, increased by approximately 3% from the year-earlier period.

RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 27, 1997

The results of operations for the nine month period ended March 27, 1997 continued to be characterized by increasing revenues being more than offset by higher expenses, resulting in lower levels of profitability. For the nine month period, net income was $2,385,757 or $0.77 per share as compared to $3,026,992 or $0.94 per share reported for the same period in fiscal 1996. The primary reasons for the decline in profitability were a $961,864, or 43%, increase in occupancy and equipment expense, and a $1,034,223, or 15%, decline in investment banking revenues, which have a higher degree of profitability than the Company's other sources of revenue.

Total revenues for the first nine months of fiscal 1997 were $58,738,469, an increase of $6,046,246, or 11%, from fiscal 1996. In terms of dollar amounts, the overall increase in revenues derived primarily from a combined increase of $4,064,119 in agency commissions and revenue from principal transactions. The growth in volume of customer purchases and sales of equity securities, including mutual funds, continued under favorable market conditions during the nine month period. Due primarily to increases in assets under management within the Company's investment advisory and managed account services, revenue from advisory and administrative services fees for the comparative nine month periods increased by $2,184,759, or 68%. The previously mentioned decline in investment banking revenues was due primarily to reduced management fees and underwriting profits from managed equity offerings.

Total expenses for the first nine months of fiscal 1997 were $54,982,312, an increase of 15% from the fiscal 1996. Employee compensation and benefits expense increased by 10% from the previous period primarily as a result of higher commissions and other variable compensation associated with the higher levels of revenue. The previously mentioned increase in occupancy and equipment expense was a result of higher depreciation on the addition of new broker workstations and other technology equipment and software as well as renovations and relocations of office space. The increase in expenses for data processing and brokerage, clearing, and exchange fees both reflected increased transaction volumes as well as some fee and rate increases compared to the prior year. Other operating expense increases included advertising and other expenses related to marketing and promotion initiatives, employment agency fees for recruiting efforts, and computer consulting expense and loss on retirement of fixed assets, both of which related to the technology plan.

Interest income for the nine month period, net of interest expense, increased by 10% from the year-earlier period due to higher average balances of customer margin loans, partially offset by higher average balances on interest-bearing customer credit balances and short term bank loans.

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the Consolidated Statement of Cash Flows contained in this report, the Company's primary sources of cash flow are the net cash provided from the earnings of the Company and from increases in the amounts payable to customers and other short-term indebtedness incurred in the normal course of the Company's securities brokerage business.

For the nine month period ended March 27, 1997, net cash provided by operations was $9,133,229. The largest source of cash from operations was an increase of $13,283,637 in customer credit balances. Although customer credit balances declined from $79,371,644 at December 31, 1996 to $73,861,401 at March 27,
1997, the long term growth in customer credit balances remains intact, due primarily to the Company's credit interest program on customer individual retirement accounts. Net income, adjusted for depreciation and amortization, provided $3,620,832 of cash. The significant use of cash in operating activities was an increase in receivable from customers balances of $8,879,509 as a result of continued growth in lending to customers through margin accounts. Because of the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary. These changes are often short term in nature and therefore are not very useful indicators of long-term trends in the Company's liquidity and capital resources. However, the Company has generally experienced increases in balances payable to and receivable from customers over recent fiscal periods, which has the effect of reducing its equity to total assets ratio. For example, this ratio declined from 27% at March 29, 1996 to 22% at March 27, 1997.

Net cash flow of $2,216,720 was used by financing activities, principally including the settlement of the Company's $3,800,000 Dutch Auction tender offer which is included in Purchases and retirement of common stock, partially offset by common stock issuance of $1,227,420. Bank loans increased by $4,000,000 while drafts payable declined by $2,395,561. Investing activities during the period used net cash of $4,861,044, which included $2,661,646 in purchases of equipment and leasehold improvements. In addition, $2,317,498 of loans receivable were extended, primarily due to investment broker recruiting efforts during the period. Over the six month period, the Company's overall net cash position increased by $2,055,465.

At March 27, 1997, approximately 87% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by customer credit balances (excess funds kept by customers with the Company), short-term bank borrowings and equity capital. The Company utilizes short-term bank borrowings under established lines of credit with several banking institutions. A total of $52,000,000 in approved lines of credit was available to the Company at March 27, 1997, with $4,000,000 in loans outstanding. The Company had no other debt obligations outstanding at that date.

The Company is subject to the net capital requirements of the Securities and Exchange Commission ("SEC") and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers.
The Company has consistently operated in excess of the minimum requirements.
At March 27, 1997, the Company's net capital of $14,279,856 exceeded the minimum requirement by $12,526,143. Net capital was comprised entirely of stockholders' equity less certain regulatory adjustments. As a result of growth in customer receivable balances and the use of capital for fixed assets, loans associated with recruiting investment brokers, and the Dutch Auction tender offer, as well as other factors, the Company's ratio of net capital to aggregate debit items has declined in recent periods. This ratio was 16% at March 27, 1997, as compared to 24% at March 29, 1996.

Management believes that funds provided by earnings combined with its existing liquid capital base and its present lines of credit, are fully adequate to meet the Company's financing needs for the foreseeable future.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None Reportable

Item 2.  Changes in Securities

On January 3, 1997 the Company issued 39,500 shares of common stock to 14 management employees, including 9 executive officers and 2 directors, in exchange for promissory notes bearing market rates of interest, under the terms of its Management Stock Purchase Loan Plan which was approved by the Company's shareholders on October 22, 1996. In issuing these shares, the Company is relying on the private offering exemption under section 4(2) of the Securities Act of 1933. There were no underwriters or placing agents involved in these transactions.

On February 25, 1997, the Company's board of directors declared a 3 for 2 split of the Company's common stock to be effected in the form of a 50% stock dividend payable on May 6, 1996 to shareholders of record on April 18, 1997. All per share items have been adjusted to reflect the effect of the stock split.

Item 3.  Defaults upon Senior Securities - None Reportable

Item 4.  Submission of Matters to a Vote of Security Holders - None
Reportable

Item 5.  Other Information - None Reportable

Item 6:  Exhibits and Reports on 8-K

  (a)  Exhibits

    Exhibit 11 - Statement Re: Computation of Per Share Earnings - See Separate Document

    Financial Data Schedule BD - See Separate Document

  (b)  Reports on Form 8-K

    A Report on Form 8-K was filed on March 6, 1997 for the purpose of announcing the stock split discussed in Item 2 of this report. There were no financial schedules filed with the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT & STRINGFELLOW FINANCIAL, INC. (Registrant)

Signatures                                         Date


/s/ John Sherman, Jr.                              May 9, 1997
John Sherman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Mike D. Johnston                               May 9, 1997
Mike D. Johnston
Vice President and Chief Financial Officer
(Principal Financial Officer)