Form 10-K405
period 1997-06-27
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1997-09-22
CIK 802555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 27, 1997

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

                                 Yes X   No ....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On September 12, 1997, there were 3,160,349 shares of Scott & Stringfellow Financial, Inc. Common Stock, par value $.10, issued and outstanding of which 2,006,667 shares were held by non-affiliates. The aggregate market value of such Common Stock held by non-affiliates, based on the closing market price of $26.00 on September 12, 1997 was approximately $52,173,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To the Extent Indicated Herein)

Certain Portions of the 1997 Annual Report to Shareholders (in Parts I and II) Notice of Annual Meeting and Proxy Statement Dated September 23, 1997 (in Part
III).

Exhibit Index Appears on Page 15

                      SCOTT & STRINGFELLOW FINANCIAL, INC.

                                   FORM 10-K

                        For the Year Ended June 27, 1997

                               TABLE OF CONTENTS


                                                                    Page
Item                                                               Number

PART I

1. Business                                                          3

2. Properties                                                       12

3. Legal Proceedings                                                12

4. Submission of Matters to a Vote of Security Holders              12

PART II

5. Market for Registrant's Common Stock and Related
     Shareholder Matters                                            14

6. Selected Financial Data                                          14

7. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            14

8. Financial Statements and Supplementary Data                      15

9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                            15

PART III

10.Directors and Executive Officers of Registrant                   15

11.Executive Compensation                                           15

12.Security Ownership of Certain Beneficial Owners
     and Management                                                 15

13.Certain Relationships and Related Transactions                   15

PART IV

14.Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K                                        15

SIGNATURES                                                          17

FINANCIAL STATEMENT SCHEDULES                                       19

EXHIBITS

PART I

Item 1. BUSINESS

General

     The Registrant, Scott & Stringfellow Financial, Inc., is a holding company whose principal business activities are conducted through its wholly-owned subsidiary, Scott & Stringfellow, Inc. ("Scott & Stringfellow"). Scott & Stringfellow is a regional brokerage, investment banking, and financial services firm headquartered in Richmond, Virginia. It operates 29 offices in communities located across Virginia, North Carolina, West Virginia, and South Carolina. Its primary activity is retail securities brokerage. Other significant activities include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services, corporate and municipal finance, trading of taxable and tax-exempt fixed income and equity securities, equity research, money market accounts, retirement accounts, and the distribution of mutual fund and insurance products.

     Scott & Stringfellow was originally founded as a partnership in 1893. The firm has been a member of the New York Stock Exchange, Inc. ("NYSE") since June 20, 1895. Scott & Stringfellow is believed to be the South's oldest continuous member of the New York Stock Exchange and one of only three firms outside of New York which have been members for at least 100 years. Scott & Stringfellow was incorporated in 1974. In 1986, Scott & Stringfellow Financial, Inc. conducted an initial public offering of its common stock, increasing its capital in that year to approximately $14 million. Since 1986, Scott & Stringfellow has pursued a growth strategy, increasing the number of its branch offices from 14 to 29 through expansion into North Carolina and South Carolina and a merger with Norfolk-based Investment Corporation of Virginia in 1989. During this time, the Company has also increased the number of products and services offered to clients.

     For the fiscal year ended June 27, 1997, approximately 53% of total revenues were derived from brokerage commissions on investments purchased and sold on an agency basis, 17% from principal transactions, 10% from investment banking, 10% from interest and dividends, and 10% from advisory and administrative fees and other sources. (See table entitled "Revenues by Source" on page 5 of this report.)

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

     The Registrant has 29 offices located in 4 states. Retail sales activities are conducted through registered investment brokers in all of its offices. Most of its other activities are conducted at its main office located in Richmond, Virginia. On June 27, 1997, the Registrant had approximately 566 employees including 237 employees with full-time investment broker responsibilities. The following table reflects the location of the Registrant's offices, the year each office opened, and the number of investment brokers in each office as of June 27, 1997:

                                    Calendar
                                     Year                     Number of
                                     Branch                  Investment
       Location                      Opened                   Brokers

       Virginia
         Richmond                       1893                         52
         Blacksburg                     1988                          4
         Chesapeake                     1987                          2
         Charlottesville                1982                          8
         Chesterfield                   1987                          7
         Culpepper                      1971                          3
         Danville                       1986                          3
         Harrisonburg                   1991                          5
         Lexington                      1986                          2
         Lynchburg                      1984                          9
         Manassas                       1987                          6
         Martinsville                   1983                          5
         Norfolk                        1978                         23
         Roanoke                        1984                          7
         Staunton                       1970                          7
         Tyson's Corner                 1986                         10
         Virginia Beach                 1995                          1
         Warrenton                      1970                          6
         Williamsburg                   1995                          3
         Winchester                     1970                          5
           Total Virginia                                           168

       North Carolina
         Charlotte                      1988                         10
         Greensboro                     1988                         19
         Kinston                        1988                          3
         North Wilkesboro               1988                          2
         Raleigh                        1992                         11
         Wilmington                     1990                          4
         Winston-Salem                  1987                         13
           Total North Carolina                                      62

       West Virginia
         Bluefield                      1971                          3

       South Carolina
         Charleston                     1996                          4

           Total Company                                            237

Revenues by Source

       The following table sets forth the consolidated revenues of the Registrant and its subsidiaries for the periods indicated in dollars and as a percentage of total revenues.


Years Ended                             June 27, 1997              June 28, 1996             June 30, 1995
                                      Amount        %            Amount        %           Amount        %
Commissions:
   Exchange Listed Securities   $ 21,384,632     26.4      $ 19,879,066     27.2     $ 15,055,569     27.8
   Over-the-Counter Equities       7,801,982      9.6         8,549,871     11.7        5,220,192      9.7
   Mutual Funds                    9,113,106     11.3         7,574,445     10.3        5,220,372      9.6
   Annuities                       2,714,368      3.4         2,235,440      3.1        1,571,392      2.9
   Options                         1,410,963      1.7         1,207,922      1.6          806,672      1.5
   Other                             240,795      0.3           455,679      0.6          426,486      0.8
     Total Commissions            42,665,846     52.7        39,902,423     54.5       28,300,683     52.3

Principal Transactions:
   Municipal Bonds                 1,633,679      2.0         1,742,336      2.4        3,094,290      5.7
   Over-the-Counter Equities      10,185,985     12.6         7,764,215     10.6        5,676,936     10.5
   Corporate and Govt.
    Bonds and Other                2,067,174      2.6         1,652,883      2.3        1,953,794      3.6
     Total Principal Transactions 13,886,838     17.2        11,159,434     15.3       10,725,020     19.8

Investment Banking                 8,357,622     10.3        10,559,244     14.4        6,257,511     11.6
Interest and Dividends             7,856,697      9.7         6,621,355      9.1        5,852,740     10.8
Advisory and Administrative
  Service Fees                     7,651,131      9.5         4,677,522      6.4        2,781,944      5.1
Other                                489,077      0.6           245,327      0.3          201,391      0.4

   Total Revenues               $ 80,907,211    100.0      $ 73,165,305    100.0     $ 54,119,289    100.0



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

Retail Markets

   Retail investment brokerage is the Registrant's principal business activity and is the largest contributor to the Registrant's revenues. During fiscal 1997, revenues from the Registrant's retail brokerage activities are estimated to represent approximately 93% of the Registrant's brokerage and investment banking revenues and 75% of total revenues. Revenues from retail brokerage activities are generated through customer purchases and sales of stocks, bonds, mutual funds, and other securities. Commissions are charged on both listed and over-the-counter agency transactions. When the Registrant executes over-the-counter transactions as a dealer, it may charge mark-ups or mark-downs in lieu of commissions. (See "Market- Making and Principal Transactions.")

   Retail commissions are charged in accordance with a schedule which the Registrant has formulated, and which may be changed from time to time. In many cases, discounts from the schedule are granted to retail clients, generally on large trades or to active customers. A significant portion of the Registrant's retail clients are individuals who reside in the Southeastern United States. The Registrant is not dependent on any single client or small number of clients. However, the Registrant is heavily dependent on the continued services of its investment brokers to attract and retain clients. (See "Employees.")

   The Registrant has recently introduced managed account services. Under this client service arrangement, revenues are derived from a fee based on a percentage of client account assets in lieu of a separate commission for each securities transaction. This service is provided for accounts managed by clients and investment brokers as well as for professionally managed accounts. For fiscal 1997, revenues from managed account fees approximated 1% of total revenues. Providing clients with a fee-based alternative to the traditional transaction commission is a significant emerging trend in the securities industry. Therefore, the Registrant's success in marketing managed account services may be increasingly important to the growth and profitability of its retail brokerage revenues.

   In addition to brokerage revenues, the Registrant's client accounts are a significant source of interest income. Approximately 88% of interest and dividend income and 9% of total revenues is attributable to interest charged on client margin accounts. Balances in client margin accounts increased by 15% from 1996 to 1997 to a total of approximately $90 million at year-end, following a 21% increase from 1995 to 1996. As a service to its retail clients, the Registrant provides margin accounts which allow the customer to pay less than the full cost of a security purchased, with the balance of the purchase price being provided by the Registrant as a loan secured by the securities purchased. Clients may also borrow money from the Registrant for other purposes, provided the loan is adequately secured by marketable securities held in a margin account. The amount of such margin loans are subject to the margin requirements (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and the Registrant's internal policies, which in some instances are more, but in no event less stringent than requirements set by Regulation T and the NYSE. In permitting customers to purchase securities on margin or otherwise borrow money through a margin account, the Registrant bears the risk of a market decline which could reduce the value of its collateral below customers' indebtedness.

   In addition to securities brokerage and margin lending services, the Registrant also provides its retail clients specialized financial services including equity and fixed income research, portfolio evaluation, retirement planning, financial planning, individual retirement account custodial services, money market services, and other personal investment advisory services. Fees are charged for some, but not all, of these services. Advisory and administrative service fees, which also include investment management fees, accounted for approximately 10% of the Registrant's total revenues in 1997. (See also "Investment Management." )

   During 1997, the Registrant installed new computerized workstations for the primary benefit of its retail investment brokers. The workstations include modern client contact and portfolio management software and are connected to the Registrant's data processing and administrative network systems. (Also see "Administration and Operations.")

Capital Markets

   The Registrant's Capital Markets effort is coordinated through a Capital Markets Group consisting of Institutional Brokerage, Trading, Research, and Corporate and Municipal Finance departments. The Registrant's business strategy for developing its Capital Markets business includes an emphasis on quality investment research, with a primary focus on equity securities of companies located within the Registrant's geographical region.

Institutional Brokerage

   The Registrant executes securities transactions for institutional investors such as banks, mutual funds, insurance companies, and pension and profit-sharing plans. The 11 investment brokers in the institutional equity and municipal bond sales departments account for a significant portion of these transactions. Institutional investors normally purchase and sell securities in large quantities which require special marketing and trading expertise. The Registrant believes that a significant portion of its institutional brokerage commissions are received as a consequence of providing institutions with research reports and services regarding specific corporations and industries and securities market information. The Registrant provides services to a nationwide institutional client base as well as several institutional clients in Europe. During fiscal 1997, revenues from institutional brokerage activities are estimated to represent approximately 5% of the Registrant's brokerage and investment banking revenues and 4% of total revenues.

   Transactions for institutional investors are executed by the Registrant acting as broker or as principal. The Company permits discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors.

Market-Making and Principal Transactions

   The Registrant actively engages in trading as principal in various phases of the over-the-counter securities business. To facilitate trading by its customers, the Registrant buys, sells, and maintains inventories of municipal and corporate bonds and common stocks in order to "make markets" in those securities. Revenues from principal transactions, which include trading profits or losses and sales credits, depend upon the general trend of prices, the level of activity in the securities markets, the skill of employees engaged in market-making, and the size of the inventories. The activities of the Registrant in trading as principal require the commitment of capital and create an opportunity for profit and risk of loss due to market fluctuations. As of June 27, 1997, Scott & Stringfellow made markets in the common stock or other equity securities of approximately 147 NASDAQ listed corporations, emphasizing local and regional companies, for which the Registrant has performed investment banking services, or which are covered by the Registrant's research department.

   The following table shows, for the fiscal year ended June 27, 1997, the highest, lowest, and average monthly inventories (based upon the aggregate, rather than the net, of both long and short positions) for securities in which the Registrant trades as principal:


                                             Highest                    Lowest                    Average
                                            Inventory                  Inventory                 Inventory
Municipal Securities                      $ 8,694,168                $ 2,294,247               $ 4,785,532
Equity Securities (primarily common
  stocks)                                   8,074,710                  2,247,338                 3,292,323
Corporate Debt Securities                   3,468,082                    809,193                 1,653,990
U. S. Government Securities                 1,809,924                    276,036                 1,019,889
Other Securities                            1,413,739                    270,768                   552,650

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

   Personnel engaged in market-making and principal transactions include 6 employees involved in municipal bond trading, 6 employees in over-the-counter equity trading, and 4 employees in taxable debt securities trading. Each trading department is subject to internal position limits. The Registrant has a credit committee for the purpose of maintaining policies with regard to position limits and other areas of financial risk.

   During 1997, the Registrant effected a significant organizational consolidation of its institutional municipal bond sales, trading and public finance functions. The departments responsible for these functions previously operated out of both the Richmond headquarters office and the Lynchburg, Virginia office. To increase efficiency and administrative control, these functions were consolidated in the Richmond office during December 1996. This change also included a workforce reduction of approximately 6 employees.

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





                             Managed or Co-Managed           Syndicate Participations
Fiscal                     Number of        Amount of      Number of        Amount of
Years                       Issues           Offering        Issues     Participations
Corporate Stock and Bond Offerings:

1997                               5    $ 292,171,623         138       $ 511,520,858
1996                              10      615,862,188         197         214,542,845
1995                               2      133,750,000         149         154,448,702
1994                               9      430,922,500         274         301,812,330
1993                               9    1,207,690,313         244         268,304,018

Tax-Exempt Bond Offerings

1997                              26    1,017,250,000          44          26,100,000
1996                              33    1,359,685,000          35          19,035,000
1995                              12      326,308,000          29          22,110,000
1994                              48    1,851,323,000          31          30,775,000
1993                              42    2,719,273,000          22          22,915,000

     The Registrant's underwriting activities, together with its selling group participations, are an important source of securities for distribution to its clients. Managed or co-managed offerings, in particular, are an important source of revenue because of the availability of a large amount of securities for distribution and management fees earned in connection with such offerings. The Registrant's underwriting business is very competitive for both corporate and tax-exempt offerings and is expected to remain so in the near future. The Registrant's corporate stock and bond offerings are highly dependent on market conditions.

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

     In addition to the underwriting and syndication activities described above, the Registrant engages in other investment banking services such as structuring, managing, and marketing private offerings of corporate and tax-exempt securities, assisting in arranging mergers and acquisitions, and providing valuation and financial consulting services for gift and estate tax purposes, employee stock ownership plans, mergers, acquisitions, stock purchase agreements, and other corporate finance purposes. Fees generated by corporate and municipal finance fees accounted for approximately 2% of the Registrant's total revenues during 1997.

Research Services

     The Registrant's research activities include reviewing and analyzing general market conditions and specific industries and performing primary research on individual companies, with particular emphasis on equity securities of companies in the Southeastern and Middle Atlantic United States; making investment recommendations; reviewing client portfolios; publishing portfolio strategy recommendations; providing investment seminars for the benefit of clients and investment brokers; providing market and investment commentary through local media outlets; and responding to inquiries from clients and investment brokers. The Registrant's primary research effort is provided by 9 primary equity analysts, 4 junior analysts, a technical analyst and is supplemented by two New York correspondent firms which cover approximately 2,500 companies worldwide and provide extensive coverage on the economy and securities markets. The services provided by the Research Department are critically important to virtually all revenue-generating activities of the firm, including retail and institutional brokerage, market-making, and investment banking. Research reports are made available without charge to the Registrant's clients.

Investment Management

     Scott & Stringfellow Capital Management, Inc. ("SSCM"), a subsidiary of the Registrant, is a registered investment advisor which provides investment management services for individuals and their estates and trusts, corporations, charitable and educational foundations and employee benefit plans. As of June 27, 1997, SSCM had approximately $600 million of assets under management, an increase of 93% from $311 million at June 28, 1996. Fee income charged on investment accounts managed by SSCM, which are included in advisory and administrative service fees, represented approximately 3% of total revenues in 1997. Investment advisory fee income increased 85% from the previous fiscal year and investment management services are an important component of management's business strategy.

Administration and Operations

     The Registrant's operations and administrative personnel, which included 97 employees as of June 27, 1997, are responsible for the execution of orders; processing of securities transactions; receipt, identification and delivery of funds and securities; custody of clients' securities; cash management; credit; internal financial control; accounting; finance; human resources; employee benefits; purchasing; telecommunications; technology; facilities; general office services; client services; marketing; and compliance with regulatory requirements.

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


                                            Monthly
  Fiscal Years                High             Low             Average

     1997                    41,858           28,036            35,332
     1996                    42,272           25,281            32,048
     1995                    33,659           19,936            24,360
     1994                    25,141           18,857            21,485
     1993                    24,441           14,658            18,973

     The Registrant currently utilizes the services of SunGard Financial Systems, Inc. for the electronic data processing of all data pertinent to security transactions. General accounting is performed through an in-house general ledger system. Other computerized systems are used in support of various administrative, operations, and trading functions. During 1997, the Registrant installed an administrative computer network ("intranet") to support electronic mail and the sharing of computer files between employees which it believes will improve productivity and communication between its various departments and branches.

     The Registrant believes that its internal controls and safeguards against securities theft, including use of depositories and periodic securities counts, are adequate. As required by the NYSE and other regulatory bodies, the Registrant carries fidelity bonds covering loss or theft of securities, as well as employee dishonesty, forgery and alteration of checks or similar items, and forgery of securities. Such bonds provide total coverage of $10,000,000 (subject to a $250,000 deductible per claim.)

     Customer transactions are recorded and posted to the books daily; designated personnel monitor them to ensure compliance with applicable laws, rules, and regulations. An Administration and Operations Committee meets frequently to review operational conditions in the firm. In addition, the Chief Operations Officer, Chief Financial Officer, Chief Compliance Officer, Director of Human Resources, and Director of Administrative Services sit on the Management Committee which normally meets weekly to discuss current issues related to the overall day-to-day management of the firm. The Registrant has an internal auditor who performs periodic reviews of controls and has direct access to the Audit Committee of the Board of Directors, which includes three outside directors.

Competition

     The Registrant is engaged in the highly competitive securities brokerage and financial services businesses. It competes directly with other regional securities brokerage firms, large Wall Street securities firms, and discount brokerage firms for a share of the retail brokerage business in its market area. To an increasing degree, the Registrant also competes for various segments of the retail financial service business with other institutions such as commercial banks, savings institutions, mutual fund companies, life insurance companies and financial planning firms. In particular, legal and regulatory changes have recently allowed commercial banks and their holding companies to compete more directly in the brokerage and investment banking businesses.

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

     Recent rapid advancements in computing and communications technology are substantially changing the means by which financial services are delivered. These changes are providing consumers with more direct access to a wide variety of financial and investment services including market information and on-line trading and account information. Advancements in technology also create demand for more sophisticated levels of client services. Provision of these services may entail considerable cost without an offsetting source of revenue. Although management is committed to utilizing technological advancements to provide a high level of client service, many of the Registrant's competitors have far greater technological and financial resources at their disposal.

     The Registrant follows a strategy of attempting to offer superior service and investment advice in order to differentiate itself from competitors.

Employees

     As of June 27, 1997, the Registrant had 566 employees, of whom 237 had full-time investment broker responsibilities. None of the Registrant's employees are covered by a collective bargaining agreement.

     In large part, the Registrant's future success is dependent upon its continuing ability to hire, train and retain qualified investment brokers. The total number of investment brokers increased to 237 from 223 during the fiscal year reflecting new hires offset by investment brokers leaving the Registrant's employ and employees transferred to and from investment broker and other positions. The Registrant trains new investment brokers who are required to take examinations given by the NYSE, the NASD and certain state securities regulators in order to be registered and qualified. The Registrant also provides for continuing training programs for investment brokers. Investment brokers are required to meet continuing education requirements as promulgated by the industry. Competition is intense among securities firms for investment brokers with good sales production records.

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

Regulation

     The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Scott & Stringfellow is currently registered in 42 states and the District of Columbia.

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

     One of the most important regulations with which the Registrant's broker-dealer subsidiary must continually comply is SEC Rule 15c3-1 and a similar rule of the NYSE which require the Registrant's broker-dealer subsidiary to maintain a minimum amount of net capital, as defined. These rules, under the alternative method, prohibit a broker or dealer from engaging in any securities transactions at a time when its net capital is less than 2% of aggregate debit items arising from customer transactions; in addition, restrictions may be imposed on the operations of a broker or dealer if its net capital is less than 5% of aggregate debit items. At June 27, 1997, the Registrant's broker-dealer subsidiary's net capital was 16% of aggregate debit items. (See note 6 of Notes to Consolidated Financial Statements for fiscal 1997 incorporated herein by reference.)

     The laws, rules and regulations of the various federal, state and other regulatory bodies of which the business of the Registrant is subject are constantly changing. While the management believes that it is currently in compliance in all material respects with all laws, rules and regulations applicable to its business, it cannot predict what effect any such changes might have.

Item 2. PROPERTIES

     The Registrant uses general office space for the conduct of its business. The Registrant's main office is located in the Mutual Building, 909 East Main Street, Richmond, Virginia, and its branch operations are conducted in various office buildings located in 28 other municipalities in which it does business. All of the Registrant's offices are leased. (See note 12 of Notes to Consolidated Financial Statements for fiscal 1997 incorporated herein by reference.) The Registrant is currently in the final stages of renovation of its main office space, which includes a modern, efficient trading floor and an auditorium for sales meetings and training. The Registrant renovates and relocates its retail branch offices as needed to accommodate additional investment brokers and improve client service. Although the Registrant's offices are leased, relocations and renovations often require capital expenditures for leasehold improvements, furniture and equipment. In addition, installation of new computer hardware, software and supporting systems pursuant to the Registrant's technology plan has required significant capital expenditures in 1996 and 1997.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of the Registrant as of June 27, 1997, are as follows:


Name                        Age     Positions with the Registrant
S. Buford Scott              64     Chairman of the Board
Frederic Scott Bocock        65     Vice Chairman of the Board
John Sherman, Jr.            51     Director, President and Chief Executive Officer
Steven C. DeLaney            42     Director, Executive Vice President and Director of Capital Markets
Charles E. Mintz             42     Senior Vice President and Director of Retail Markets
Sandra D. Glass              58     Senior Vice President and Director of Operations
William F. Gunter            54     Senior Vice President and Director of Financial Products and Services
Norman L. Hancock            59     Senior Vice President and Chief Compliance Officer
Kenneth A. Thomas            49     Senior Vice President and Director of Administrative Services
Diann D. Fox                 48     Senior Vice President and Director of Human Resources
Guy P. Chance                62     First Vice President and Director of Marketing
Mike D. Johnston             37     Vice President and Chief Financial Officer


       S. Buford Scott has served as Chairman of the Board of Directors of the Registrant and Scott & Stringfellow since 1974. He also served as its Chief Executive Officer from 1974 until 1984. Mr. Scott is a member of the Board of Directors of Ethyl Corporation. He is also a Director of Sheltering Arms Hospital, a Director of the Virginia Council on Economic Education, a Director of the National Council on Economic Education, a Director of Richmond Renaissance, a Director of the Atlantic Rural Exposition (State Fair of Virginia), a Director of the Hollywood Cemetery Association, a Trustee of the Securities Industry Foundation for Economic Education, and Chairman of Elk Hill Farm, Inc.

     Frederic Scott Bocock has served as Vice Chairman of the Board of Directors of the Registrant and Scott & Stringfellow since 1984, and served as President of Scott & Stringfellow from 1974 until 1984. Mr. Bocock is Chairman of Scott & Stringfellow Capital Management, Inc. and is President of the Men's Board of the Virginia Home. Mr. Bocock, S. Buford Scott and R. Strother Scott, a First Vice President - Corporate Finance, are first cousins and grandsons of Frederic William Scott, co-founder of Scott & Stringfellow.

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

     Steven C. DeLaney, was elected to the Board of Directors of the Registrant in October 1995. Mr. DeLaney currently serves as Executive Vice President and Director of Capital Markets with overall responsibility for the research, investment banking, institutional sales, and trading functions of the Company. Mr. DeLaney served as Chief Financial Officer of the Company from 1992 to 1995. Prior to joining the Registrant, Mr. DeLaney was employed from 1976 to 1991 by a Virginia-based, diversified financial services company where he held various financial and executive positions including President and Chief Operating Officer and Chief Financial Officer.

     Charles E. Mintz was named Senior Vice President Director of Retail Markets of Scott & Stringfellow in February 1997. From January 1996 to February 1997, Mr. Mintz served as Chief Financial Officer after serving as First Vice President and Chief Administrative Officer from May 1995 to January 1996. Mr. Mintz joined Scott & Stringfellow in August 1990 as manager of the Wilmington, North Carolina branch office. Prior to joining Scott & Stringfellow, Mr. Mintz served as President of Fox, Graham & Mintz Securities, Inc. from 1985 until its 1990 acquisition by Scott & Stringfellow. Prior to 1985, Mr. Mintz was the Myrtle Beach, South Carolina branch manager of Wheat, First Securities, Inc.

     Sandra D. Glass joined the Registrant in 1986 as Director of Operations. Previously, she was a Senior Vice President and Director of Operations for Schneider, Bernet & Hickman, Inc., a regional brokerage firm in Dallas, Texas where she was employed from 1965 to 1985. Ms. Glass was named Senior Vice President in 1993 and elected to the Board of Directors of Scott & Stringfellow, Inc. in 1996.

     William F. Gunter was elected Senior Vice President in 1993 and a Director of Scott & Stringfellow, Inc. in April 1996. Mr. Gunter joined Scott & Stringfellow in 1981, and is currently Director of Financial Products and Services with overall responsibility for mutual funds, annuities, insurance, retirement plans, financial planning, money markets, and managed assets. Prior to 1981, Mr. Gunter was a Vice President with Wheat First Securities and a trust officer with First & Merchants National Bank.

     Norman L. Hancock joined Scott & Stringfellow in October 1992 as Chief Compliance Officer. Prior to joining Scott & Stringfellow, Mr. Hancock was with Wheat, First Securities, Inc. for 35 years, where he was Senior Vice President and Compliance Director for 18 years. He served as cashier and personnel director in earlier years. Mr. Hancock was named Senior Vice President in 1996.

     Kenneth A. Thomas is a Senior Vice President and Chief Administrative Officer at Scott & Stringfellow. He also serves on the firm's Management and Operations Committees. Mr. Thomas joined Scott & Stringfellow 4 years ago and is responsible for the firm's technology, communications, facilities, and other office support systems and services. Previously, he was a Senior Vice President with another Richmond-based regional brokerage firm serving 21 years in various administrative, systems, and operational management capacities.

     Diann D. Fox was elected Senior Vice President of Human Resources in January 1997. Ms. Fox joined Scott & Stringfellow in 1972 after being with Paine Webber (formerly Abbot, Proctor and Payne) since 1968. Prior to accepting an administrative position in Human Resources, Ms. Fox served in the research department providing analytical support to the firm's investment advisory, primary, and correspondent reserach functions. Ms. Fox has managed the Human Resources function since 1987.

     Guy P. Chance joined Scott & Stringfellow in 1985 and served as Director of Research from 1987 to 1992. He then served as Director of National Research until May 1996, when he was appointed Director of Marketing. Mr. Chance was named First Vice President in 1987. Prior to joining Scott & Stringfellow, Mr. Chance worked for several financial services firms in the Boston area in a variety of institutional and retail marketing and research positions.

     Mike D. Johnston joined Scott & Stringfellow in 1987 and was named Vice President and Treasurer in 1995. In February 1997, Mr. Johnston was named Chief Financial Officer. As Chief Financial Officer, Mr. Johnston is responsible for accounting, finance, and client services functions. Prior to joining Scott & Stringfellow, Mr. Johnston was a tax manager for KPMG Peat Marwick. Mr. Johnston holds a CPA certificate and serves on the board of directors of NOVA of Virginia Aquatics.

     All officers serve at the discretion of the Board of Directors.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     The information required by this item is incorporated herein by reference to the Corporate Information on exhibit page 13.40 of the Annual Report to Shareholders for fiscal 1997. The computation of the approximate number of holders of the Registrant's common stock is based on the number of holders of record as of June 27, 1997. Information on the holders of record of the Registrant's common stock is maintained and produced by the Registrant's transfer agent, ChaseMellon Shareholder Services.

Item 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to exhibit page 13.1 of the Annual Report to Shareholders for fiscal 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to exhibit pages 13.2 to 13.9 of the Annual Report to Shareholders for fiscal 1997.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item, except for the required financial statement schedules, is incorporated herein by reference to exhibit pages 13.10 to 13.24 of the Annual Report to Shareholders for fiscal 1997. The financial statement schedules, which include the Parent-only Condensed Financial Statements of the Registrant, are included on pages 18 to 20 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements on accounting and financial disclosure.


PART III

     The information required by Items 10, 11, 12, and 13, except for the information regarding Executive Officers called for by Item 10, is incorporated by reference to the Registrant's definitive Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's Annual Meeting of Shareholders to be held October 21, 1997, which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on September 22, 1997.

     The information regarding Executive Officers required by Item 10 is shown on page 12 of this Form 10-K.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) List of Financial Statements, Financial Statement Schedules, and
         Exhibits

         (1) The following consolidated financial statements of the Registrant and its subsidiaries, included on exhibit pages 13.10 to 13.25 of the Annual Report to Stockholders for fiscal 1997, are incorporated herein by reference:

         Consolidated Statements of Financial Condition - June 27, 1997 and June 28, 1996. Consolidated Statements of Income - Fiscal years ended June 27, 1997, June 28, 1996, and June 30, 1995. Consolidated Statements of Changes in Stockholders' Equity - Fiscal years ended June 27, 1997, June 28, 1996, and June 30, 1995. Consolidated Statements of Cash Flows
         - Fiscal years ended June 27, 1997, June 28, 1996 and June 30, 1995. Notes to Consolidated Financial Statements. Report of Independent Auditors

         (2) The following financial statement schedules of Scott & Stringfellow Financial, Inc. are required by Section 210.5-04 of Regulation S-X:

         Independent Auditors' Report on Financial Statement Schedules pg. 19

         Schedule I - Condensed Financial Statements of Registrant pg. 20

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

             Commercial Note with Crestar Bank                         Exhibit 10

         11. Statement re: Computation of Earnings per Share           Exhibit 11

         13. Certain portions of the Annual Report to Shareholders for

                                       16

         the year ended June 27, 1997, to the extent specifically
         incorporated by reference herein                            Exhibit 13

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

         23. Consent of Independent Auditors                           Exhibit 23

         27. Financial Data Schedule                                   Exhibit 27



     (b) Reports on Form 8-K.

     The Registrant filed a Current Report on Form 8-K on March 6, 1997 which reported on the declaration of a 50% stock dividend by its board of directors on February 25, 1997.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, State of Virginia, on the 22nd day of September, 1997.

               SCOTT & STRINGFELLOW FINANCIAL, INC. (REGISTRANT)

BY   /s/ John Sherman, Jr.                            September 22, 1997
     ---------------------                            Date
     John Sherman, Jr.
     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ John Sherman, Jr.              President and Director             September 22, 1997
---------------------              (Principal Executive Officer)
John Sherman, Jr.

/s/ Mike D. Johnston               Vice President and                 September 22, 1997
--------------------               Chief Financial Officer
Mike D. Johnston                   (Principal Financial / Accounting Officer)


/s/ S. Buford Scott                Director                           September 22, 1997
-------------------
S. Buford Scott

/s/ Frederic S. Bocock             Director                           September 22, 1997
----------------------
Frederic S. Bocock

/s/ William F. Calliott            Director                           September 22, 1997
-----------------------
William F. Calliott


Signature                              Title                 Date


/s/ David Plageman                    Director         September 22, 1997
------------------
David Plageman

/s/ John J. Muldowney                 Director         September 22, 1997
---------------------
John. J. Muldowney

/s/ R. Bruce Campbell                 Director         September 22, 1997
---------------------
R. Bruce Campbell

/s/ William P. Schubmehl              Director         September 22, 1997
------------------------
William P. Schubmehl

/s/ Steven C. DeLaney                 Director         September 22, 1997
---------------------
Steven C. DeLaney

/s/ William W. Berry                  Director         September 22, 1997
--------------------
William W. Berry


R. Gordon Smith                       Director         September 22, 1997

/s/ Robert L. Hintz
-------------------
Robert L. Hintz                       Director         September 22, 1997

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors
Scott & Stringfellow Financial, Inc.


Under date of August 5, 1997, we reported on the consolidated statements of financial condition of Scott & Stringfellow Financial, Inc. and subsidiaries as of June 27, 1997 and June 28, 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended June 27, 1997, June 28, 1996 and June 30, 1995, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the 1997 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement Schedule I. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedules based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/KPMG Peat Marwick LLP
------------------------

Richmond, Virginia
August 5, 1997

Schedule I - Condensed Financial Statements of Registrant
Scott & Stringfellow Financial, Inc. (Parent only)

Condensed Statements of Financial Condition


                                                     June 27,           June 28,
                                                      1997               1996

ASSETS
   Cash                                               $ 65,385               -
   Investments in not readily
     marketable securities                              77,831            77,831
   Investments in subsidiaries (a)                  29,486,822        29,852,132
   Other assets                                          6,010              -

   Total Assets                                   $ 29,636,048      $ 29,929,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Intercompany (a)                                  $ 172,831         $ 172,831
   Dividends payable                                   285,565           266,697
   Distributions payable to shareholders for
    purchase and retirement of common stock               -            3,800,000
   Total Liabilities                                   458,396         4,239,528

Stockholders' Equity:
   Common stock, $0.10 par value. Authorized
     10,000,000 shares; issued and outstanding
     3,172,946 in 1997 and 2,022,475 shares
     in 1996                                           317,295           202,247
   Additional paid-in capital                       12,540,734        10,426,723
   Retained earnings                                17,384,953        15,537,305
   Less: Subscriptions Receivable                   -1,065,330          -475,840

   Total Stockholders' Equity                       29,177,652        25,690,435

   Total Liabilities and Stockholders' Equity       29,636,048      $ 29,929,963


Condensed Statements of Income
                                                                      Year Ended
                                                 June 27, 1997     June 28, 1996    June 30, 1995

Equity in undistributed net income
   from subsidiaries (a)                           $ 2,418,346       $ 3,318,073      $ 1,278,649
Cash dividends (a)                                   1,003,409           857,640          822,766
Interest income                                         35,824              -                -

Net income                                         $ 3,457,579       $ 4,175,713      $ 2,101,415



(a) Eliminated in consolidation

See Notes to Consolidated Financial Statements contained in the 1997 Annual Report to Shareholders and incorporated herein by reference.

See accompanying independent auditors' report.






Schedule I
Condensed Financial Statements of Registrant
Scott & Stringfellow Financial, Inc. (Parent only)

Condensed Statements of Cash Flows



                                                                     Years Ended
                                                 June 27, 1997     June 28, 1996    June 30, 1995


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                      $ 3,457,579       $ 4,175,713      $ 2,101,415
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed net income
     of subsidiaries                                -2,418,346        -3,318,073       -1,278,649
   Changes in assets and liabilities:
     Inter-company payable                                -              -                  5,000
     Other assets                                       -6,010

Net cash provided by operating activities            1,033,223           857,640          827,766

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid                              -1,003,409          -857,640         -822,766
   Purchase and retirement of common stock          -4,296,161           -19,140         -564,151
   Issuance of common stock                          1,548,070         1,009,250          519,158

Net cash provided by (used in) financing activities -3,751,500           132,470         -867,759

CASH FLOWS FROM INVESTING ACTIVITIES
   Distributions from subsidiary                     4,296,161            19,140          564,151
   Contributions to subsidiaries                    -1,512,499        -1,009,250         -524,158

Net cash provided by (used in) investing activities  2,783,662          -990,110           39,993

Net change in cash and cash equivalents                65,385              -               -

Cash and cash equivalents at beginning of year           -                 -               -

Cash and cash equivalents at end of year               65,385              -               -


See Notes to Consolidated Financial Statements contained in the 1997 Annual Report to Shareholders and incorporated herein by reference.

See accompanying independent auditors' report.