Form 10-Q
period 1997-09-26
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1997-11-06
CIK 802555

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 26, 1997

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

                   Yes   X          No ....




On November 6, 1997, there were 3,189,482 shares of Scott & Stringfellow Financial, Inc. Common stock, par value $.10, issued and outstanding.








             SCOTT & STRINGFELLOW FINANCIAL, INC.

                             INDEX

                                                   Page Number


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Statements of Financial Condition -
     September 26, 1997 (unaudited) and June 27, 1997                3

     Consolidated Statements of Income (unaudited) -
     Three months ended September 26, 1997
      and September 27, 1996                                         4

     Consolidated Statements of Cash Flows (unaudited) -
     Three months ended September 26, 1997
      and September 27, 1996                                         5

     Notes to Consolidated Financial Statements                      6

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             7

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                         10

  Item 2. Changes in Securities                                     10

  Item 3. Defaults upon Senior Securities                           10

  Item 4. Submission of Matters to a Vote of
   Security Holders                                                 10

  Item 5. Other Information                                         10

  Item 6. Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                          11

EXHIBITS















PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited)

                                              September 26,  June 27,
                                                  1997         1997
ASSETS
  Cash and cash equivalents                  $ 13,609,691  $ 6,566,361
  Cash segregated under Federal regulations       306,525      670,044
  Receivable from brokers, dealers and
    clearing organizations                      6,104,259    2,256,973
  Receivable from customers                    92,434,414   90,404,457
  Trading and investment securities,
    at market value                            12,939,915   13,548,274
  Exchange memberships, at adjusted cost          838,100      838,100
  Equipment and leasehold improvements,
    less depreciation and amortization          4,107,682    4,075,051
  Deferred income taxes                         1,087,429    1,087,429
  Other assets                                 11,958,094   10,406,848

Total Assets                                 $143,386,109 $129,853,537

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Drafts payable                             $    435,214 $          0
  Short term bank loans                                 0    4,950,000
  Payable to brokers, dealers and clearing
    organizations                               5,216,247    4,714,494
  Payable to customers                         90,473,254   77,976,229
  Securities sold, but not yet purchased,
    at market value                               905,582      545,978
  Accounts payable, accrued compensation
    and other liabilities                      15,663,584   12,489,184

  Total Liabilities                           112,693,881  100,675,885

Stockholders' Equity
  Common stock, $0.10 par value; Authorized
    10,000,000 shares; Issued and outstanding
    3,184,682 and 3,172,946 shares                318,469      317,295
  Additional paid-in capital                   13,293,559   12,540,734
  Retained earnings                            18,145,530   17,384,953
  Less: subscriptions receivable               -1,065,330   -1,065,330

  Total Stockholders' Equity                   30,692,228   29,177,652

Total Liabilities and Stockholders' Equity   $143,386,109 $129,853,537

See notes to consolidated financial statements.






     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 26, 1997 and September 27, 1996
                          (Unaudited)

                                            September 26,  September 27,
                                                 1997          1996
REVENUES
  Commissions                                $ 13,092,403  $ 9,382,056
  Principal transactions                        3,937,695    3,151,263
  Investment banking                            3,284,357    2,029,813
  Interest and dividends                        2,266,577    1,761,347
  Advisory and administrative service fees      2,692,741    1,555,140
  Other                                           170,418       64,149

  Total Revenues                               25,444,191   17,943,768

EXPENSES
  Employee compensation and benefits           16,331,921   11,150,587
  Communications                                1,033,227      929,506
  Occupancy and equipment                       1,225,729      984,895
  Advertising and sales promotion                 565,008      432,459
  Postage, stationery and supplies                646,918      589,596
  Brokerage, clearing and exchange fees           454,765      383,143
  Data processing                                 455,752      346,470
  Interest                                        915,322      627,833
  Other operating expenses                      1,241,085    1,154,882

  Total Expenses                               22,869,727   16,599,371

  Income before income taxes                    2,574,464    1,344,397

  Income taxes                                    949,000      488,000

  NET INCOME                                  $ 1,625,464  $   856,397


  Earnings per share, primary                       $0.48        $0.28

  Earnings per share, fully diluted                 $0.48        $0.28

  Dividends declared per share                      $0.09        $0.08

  Weighted average common shares and
    common stock equivalents outstanding        3,363,933    3,059,652



  See notes to consolidated financial statements.











     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 26, 1997 and September 27, 1996
                          (Unaudited)

                                                       1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 1,625,464    $ 856,397
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                        418,148      334,064
  Allowance for doubtful accounts                       15,677            0
  Losses on dispositions of fixed assets                13,718            0
  Changes in assets and liabilities:
  Cash segregated under Federal regulations            363,519           -6
  Receivable from brokers, dealers and
   clearing organizations                           -3,847,286     -357,006
  Receivable from customers                         -2,030,605     -291,341
  Trading securities                                   608,359    5,151,770
  Other assets                                        -729,203      934,560
  Payable to brokers, dealers and
   clearing organizations                              501,753    1,298,675
  Payable to customers                              12,497,025      807,874
  Securities sold, but not yet purchased               359,604     -596,628
  Accounts payable, accrued compensation
    and other liabilities                            3,173,344     -654,303
NET CASH PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES                                         12,969,517    7,484,056

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in drafts payable                         435,214    1,280,309
  Net change in short term bank loans               -4,950,000   -2,600,000
  Cash dividends paid                                 -285,565     -266,697
  Purchase and retirement of common stock             -651,427   -4,242,021
  Issuance of common stock                             827,160      141,038
NET CASH PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES                                         -4,624,618   -5,687,371

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of not readily
   marketable securities                                     0       51,125
  Purchases of not readily marketable securities             0         -950
  Proceeds from disposition of fixed assets                918            0
  Purchases of fixed assets                           -462,210     -674,833
  Repayment of loans receivable                         42,848        8,113
  Increase in loans receivable                        -883,125   -1,293,462
NET CASH PROVIDED BY (USED FOR) INVESTING
 ACTIVITIES                                         -1,301,569   -1,910,007

Net increase (decrease) in cash and cash equivalents 7,043,330     -113,322
Cash and cash equivalents at beginning of period     6,566,361    4,604,319
Cash and cash equivalents at end of period         $13,609,691  $ 4,490,997

Cash paid during the period for interest             $ 631,894    $ 617,130
Cash paid during the period for income taxes         $ 640,925    $ 769,326

See notes to consolidated financial statements.



  SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  September 26, 1997

1. BASIS OF PRESENTATION
  The accompanying consolidated financial statements include the accounts of Scott & Stringfellow Financial, Inc. and its subsidiaries (collectively the "Company"), Scott & Stringfellow, Inc. ("S&S"), Scott & Stringfellow Capital Management, Inc. ("SSCM"), and Scott & Stringfellow Realty, Inc.. S&S, the Company's principal subsidiary, is a broker-dealer registered under the Securities Exchange Act of 1934. SSCM is an investment advisor registered under the Investment Advisors Act of 1940.

  These interim consolidated financial statements are unaudited; however, such information reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the period in accordance with generally accepted accounting principles. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of the results which might be expected for the full fiscal year. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company's annual audited report for the fiscal year ended June 27, 1997.

2. NET CAPITAL REQUIREMENTS
  As a registered broker-dealer and a member of the New York Stock Exchange ("NYSE"), the Company's wholly-owned subsidiary, S&S, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1). S&S has elected to utilize the alternative method of the Rule, which prohibits a broker-dealer from engaging in any transactions which would cause its "net capital" to be less than 2% of its "aggregate debit balances" arising from customer transactions, as those terms are defined in the Rule. The NYSE may also impose restrictions on S&S's business if its net capital falls below 5% of aggregate debit balances. At September 26, 1997, S&S's net capital of $15,043,324 was 15% of its aggregate debit balances and was $13,035,470 in excess of its minimum regulatory requirement.

3. COMMON STOCK
  During the quarter ended September 26, 1997, the Company issued 5,744 shares of common stock pursuant to the exercise of employee stock options for net proceeds of $43,082. The Company also issued 11,835 shares of common stock to the Employee Stock Purchase Plan for net proceeds of $257,953. In addition, the Company issued 25,000 shares of stock, under a private placement exemption, to a newly hired employee in connection with recruitment for net proceeds of $526,125. The Company repurchases its common shares in the open market under a plan approved by the Board of Directors. During the quarter, the Company repurchased 30,843 shares for a total cost of $651,427, which included purchases of 16,600 shares from directors for a cost of $348,600. The Company had remaining authority to repurchase 384,942 shares at September 26, 1997.

4. LEGAL PROCEEDINGS
  The Company and its subsidiaries are from time to time named as defendants in legal actions incidental to its securities brokerage and investment banking activities. Management believes that all pending claims and lawsuits of which it has knowledge will be resolved with no material adverse effect on the financial condition of the Company, although the resolution of such matters might have a material adverse impact on the operating results for any given quarterly accounting period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's primary subsidiary, S&S, conducts a full-service, securities brokerage and investment banking business through 30 branch offices located in Virginia, North Carolina, South Carolina, and West Virginia. Its primary business is retail securities brokerage with an emphasis on equity securities and mutual funds. Other significant activities and services include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services through SSCM, corporate and municipal financial advisory services, trading of fixed income and equity securities, primary investment research, individual retirement account custodial services, and money market cash management services. As of September 26, 1997, the Company employed 569 people including 238 employees with full-time investment broker responsibilities.

The Company's profitability, to a large degree, is sensitive to the volume of trading in securities and the volatility and general level of securities' market prices. Approximately 74% of the Company's total revenue is generated by commissions and sales credits, or mark-ups, on securities transactions.
Many of the Company's activities have high operating costs which do not decrease proportionately with reduced levels of activity and may even increase during such periods. Moreover, some of these operating costs may increase at a proportionately greater rate than revenues during periods of increased activity. While the Company is increasing its sources of fee-based revenue to improve the stability of revenues and earnings, its profitability is adversely affected by sustained periods of reduced transaction volume or loss of brokerage clients. The Company's profitability is also adversely affected when it is unable to compensate for increases in fixed costs through the pricing of its services or increased volume. In particular, competitive industry conditions necessitate the expenditure of significant costs in the areas of technology, investment broker recruiting, and continual improvement of the Company's investment research capabilities.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 26, 1997

The Company reported net income of $1,625,000 for the three months ended September 26, 1997. Quarterly net income was an all time record and represented an increase of 90% from the first quarter of fiscal 1997. Earnings per share of $0.48 increased by 71% from the year-earlier period, as average common shares and equivalents outstanding were approximately 10% higher than during the comparable period of the prior year due to an increase of 156,569 in actual average shares outstanding as well as an increase in common stock equivalents, due to the dilutive effect of outstanding stock options, of 147,712 shares.

Total revenues for the quarter were $25,444,000, an increase of 42% from the first quarter of fiscal 1997 and the highest level of quarterly revenues in the Company's history. With continued favorable conditions in the equity securities markets, all major categories of revenue increased significantly. Commissions on agency transactions increased by $3,710,000, or 40%, primarily the result of increased transaction volume in listed and over-the-counter equity securities, mutual funds, annuities, and equity options. Revenue from principal transactions increased by 25%, which included a $626,000, or 33%, increase in sales credits, or mark-ups, on equity securities in which the company makes a market. In addition, trading profits on equity securities increased by $306,000 from the year-earlier period. Declines in sales credits on fixed income securities partially offset the overall increase in revenue from principal transactions. Investment banking revenues were $3,284,000 as compared to $2,030,000 for the first quarter of 1997, an increase of 62%. The most significant factors were increases of $1,187,000 in sales credits and $562,000 in management fees from on managed underwritten equity offerings, as a total of 4 such offerings were completed during the quarter as compared to 1 offering during the first quarter of 1997. Advisory and administrative service fees increased by $1,138,000, or 73%, primarily as a result of increases in investment advisory fees of $578,000, managed account fees of $193,000, and money market distribution fees of $313,000.

Total expenses increased by 38% to $22,870,000 from $16,599,000 in 1997. Employee compensation and benefits, the Company's largest expense item, increased by 47% as a result of significantly higher variable compensation expense associated with the increase in revenues. Compensation expense, which accounts for approximately 71% of total expenses, accounted for 83% of the overall increase in expenses. Other categories of expenses which increased primarily due to the increased volume of securities transactions included brokerage, clearing and exchange fees, up 19%, and data processing, up 32%. Special charges for custom computer programming projects also contributed to the increase in data processing expense. Communications expense increased by 11% because of increased usage of quote and market information services, while occupancy and equipment was 25% higher due to depreciation of computer equipment, computer software maintenance fees, and increased office rent expense. A variety of marketing programs and increased business travel contributed to the increase in advertising and sales promotion of 31%. Overall, non-compensation, non-interest expenses increased by 17% from the year-earlier quarter, reflecting a moderation in the rate of increase in operating expenses from recent quarterly periods, considering the overall increase in revenues.

Interest and dividend revenues increased by $505,000, or 29%, as a result of continued growth in receivable balances from customer margin accounts, which were approximately 17% than during the comparable period one year ago. In addition, bank interest income increased by $113,000 because of higher average cash balances held in reserve bank accounts under federal regulations governing the protection of customer balances. Interest expense increased by $287,000, or 46%, primarily as a result of higher interest-bearing customer credit balances in IRA accounts. Overall, interest and dividend income, net of interest expense, increased by $218,000, or 19%, from the year-earlier period.

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the Consolidated Statement of Cash Flows contained in this report, the Company's primary sources of cash flow are the net cash provided from the earnings of the Company and from increases in the amounts payable to customers and other short-term liabilities incurred in the normal course of the Company's securities brokerage business.

For the three month period ended September 26, 1997, net cash provided by operations was $12,970,000. In addition to net income of $1,625,000, cash flow from operations was also provided by, among other items, an increase in payable to customers of 12,497,000. Because of the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary and therefore are of limited value as indicators of long-term trends in the Company's liquidity and capital resources. However, increases in customer credit balances (excess funds kept by customers with the Company) have been a significant source of cash in recent quarterly periods. From time to time, a portion of these balances must be set aside in a special reserve bank account under federal regulations. This reserve requirement is redetermined on a weekly basis and any cash balances so segregated are not available to fund the Company's working capital needs. Cash balances so segregated have averaged approximately $3.8 million over the preceding 3 fiscal quarters as compared to approximately $900,000 over the comparable period of the prior year.

Net cash flow of $4,625,000 was used by financing activities, principally repayment of short term bank loans of $4,950,000. Purchases and retirements of the Company's stock during the quarter totaled $651,000 while issuances of common stock provided cash of $827,000.

Investing activities during the period used net cash of $1,302,000, which included fixed asset purchases and the extension of loans, primarily related to employee recruiting efforts during the period. Over the three month period, the Company's overall net cash position increased by $7,043,000.

At September 26, 1997, approximately 87% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by customer credit balances, short-term bank borrowings and equity capital. The Company utilizes short-term bank borrowings under established lines of credit with several banking institutions. A total of $52,000,000 in approved lines of credit was available to the Company at September 26, 1997, of which no balances were outstanding. The Company had no other debt obligations outstanding at that date.

The Company is subject to the net capital requirements of the Securities and Exchange Commission ("SEC") and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated well in excess of the minimum requirements. At September 26, 1997, the Company's net capital of $15,043,324 exceeded the minimum requirement by $13,035,470. Net capital was comprised entirely of stockholders' equity less certain regulatory adjustments.

Management believes that funds provided by earnings combined with its existing liquid capital base and its present lines of credit, are fully adequate to meet the Company's financing needs for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None Reportable

Item 2.  Changes in Securities

On July 21, 1997, the Company issued 15,000 shares of common stock at a price of $19.125 per share for net proceeds of $286,875, and on September 11, 1997 the Company issued an additional 10,000 shares at a price of $23.925 per share for net proceeds of $239,250 to a newly hired employee in connection with his recruitment. The form of consideration received was cash, with the employee's source of funds derived from proceeds of promissory notes issued to the employee by the Company pursuant to employment agreements. In issuing these shares, the Company is relying on the private offering exemption under section 4(2) of the Securities Act of 1933. There were no underwriters or placing agents in these transactions.

Item 3.  Defaults upon Senior Securities - None Reportable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Scott & Stringfellow Financial, Inc. was held in Richmond, Virginia on October 21, 1997.

Four persons were nominated and elected to the Company's Board of Directors. Frederic Scott Bocock was elected to a three year term with 2,737,298 share votes for and 23,365 share votes withheld. R. Bruce Campbell was elected to a three year term with 2,744,672 share votes for and 15,991 share votes withheld. R. Gordon Smith was elected to a three year term with 2,741,274 share votes for and 19,389 share votes withheld. Steven C. DeLaney was elected to a three year term with 2,749,635 share votes for and 11,028 share votes withheld.

A motion, solicited by proxy, was approved to ratify the selection of KPMG Peat Marwick LLP as independent certified public accountants for the fiscal year ending June 26, 1998 with 2,754,253 share votes for, 4,810 share votes against, and 1,600 share votes abstaining.

Item 5.  Other Information - None Reportable

Item 6:  Exhibits and Reports on 8-K

  (a)  Exhibits

    Exhibit 11 - Statement Re: Computation of Per Share Earnings - See Separate Document

    Financial Data Schedule BD - See Separate Document

  (b)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended September 26, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT & STRINGFELLOW FINANCIAL, INC. (Registrant)

Signatures                                         Date

/s/ John Sherman, Jr.                        November 6, 1997
John Sherman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mike D.Johnston                          November 6, 1997
Mike D. Johnston
Vice President and Chief Financial Officer
(Principal Financial Officer)