Form 10-Q
period 1997-12-31
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1998-02-13
CIK 802555

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1997

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

                   Yes   X          No ....




On February 12, 1998, there were 3,157,901 shares of Scott & Stringfellow Financial, Inc. Common stock, par value $.10, issued and outstanding.







             SCOTT & STRINGFELLOW FINANCIAL, INC.

                             INDEX

                                                   Page Number


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Statements of Financial Condition -
     December 31, 1997 (unaudited) and June 27, 1997                 3

     Consolidated Statements of Income (unaudited) -
     Three months ended December 31, 1997
      and December 31, 1996                                          4

     Consolidated Statements of Income (unaudited) -
     Six months ended December 31, 1997
      and December 31, 1996                                          5

     Consolidated Statements of Cash Flows (unaudited) -
     Six months ended December 31, 1997
      and December 31, 1996                                          6

     Notes to Consolidated Financial Statements                      7

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                         11

  Item 2. Changes in Securities                                     11

  Item 3. Defaults upon Senior Securities                           11

  Item 4. Submission of Matters to a Vote of
   Security Holders                                                 11

  Item 5. Other Information                                         11

  Item 6. Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                          12

EXHIBITS





PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                             December 31,  June 27,
                                                1997         1997
                                             (Unaudited)

ASSETS
  Cash and cash equivalents                   $ 5,708,805  $ 6,566,361
  Cash segregated under Federal regulations           643      670,044
  Receivable from brokers, dealers and
    clearing organizations                      3,909,895    2,256,973
  Receivable from customers                   102,442,820   90,404,457
  Trading and investment securities,
    at market value                            17,556,711   13,548,274
  Exchange memberships, at adjusted cost          838,100      838,100
  Equipment and leasehold improvements,
    less depreciation and amortization          4,826,603    4,075,051
  Deferred income taxes                         1,107,429    1,087,429
  Other assets                                 12,495,542   10,406,848

Total Assets                                $ 148,886,548 $129,853,537

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Drafts payable                            $   2,871,286 $          0
  Short term bank loans                         9,100,000    4,950,000
  Payable to brokers, dealers and clearing
    organizations                               2,636,916    4,714,494
  Payable to customers                         80,922,143   77,976,229
  Securities sold, but not yet purchased,
    at market value                             2,183,797      545,978
  Accounts payable, accrued compensation
    and other liabilities                      18,700,974   12,489,184

  Total Liabilities                           116,415,116  100,675,885

Stockholders' Equity
  Common stock, $0.10 par value; Authorized
    10,000,000 shares; Issued and outstanding
    3,203,665 and 3,172,946 shares                320,367      317,295
  Additional paid-in capital                   13,643,586   12,540,734
  Retained earnings                            19,572,809   17,384,953
  Less: subscriptions receivable               -1,065,330   -1,065,330

  Total Stockholders' Equity                   32,471,432   29,177,652

Total Liabilities and Stockholders' Equity  $ 148,886,548$ 129,853,537

See notes to consolidated financial statements.



     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended December 31, 1997 and December 31, 1996
                          (Unaudited)


                                                   1997        1996
REVENUES
  Commissions                                $ 13,190,859 $ 10,336,335
  Principal transactions                        4,022,449    3,534,498
  Investment banking                            4,247,155    2,151,180
  Interest and dividends                        2,441,550    2,020,108
  Advisory and administrative service fees      3,287,741    1,804,600
  Other                                           136,593      121,561

  Total Revenues                               27,326,347   19,968,282

EXPENSES
  Employee compensation and benefits           17,051,587   12,536,229
  Communications                                  912,516      892,414
  Occupancy and equipment                       1,377,961    1,052,499
  Advertising and sales promotion                 771,560      614,887
  Postage, stationery and supplies                700,215      565,599
  Brokerage, clearing and exchange fees           495,605      376,804
  Data processing                                 497,393      341,599
  Interest                                        919,126      761,654
  Other operating expenses                      1,889,775    1,379,182

  Total Expenses                               24,615,738   18,520,867

  Income before income taxes                    2,710,609    1,447,415

  Income taxes                                    995,000      531,400

  NET INCOME                                  $ 1,715,609    $ 916,015


  Earnings per share, basic                         $0.54        $0.30

  Earnings per share, diluted                       $0.50        $0.30

  Dividends declared per share                      $0.09        $0.08

  Weighted average common shares outstanding    3,189,392    3,029,742

  Weighted average common shares and
    common stock equivalents outstanding        3,420,412    3,081,488

  See notes to consolidated financial statements.




     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended December 31, 1997 and December 31, 1996
                          (Unaudited)


                                                   1997        1996
REVENUES
  Commissions                                $ 26,283,262 $ 19,718,391
  Principal transactions                        7,960,144    6,685,761
  Investment banking                            7,531,512    4,180,993
  Interest and dividends                        4,708,127    3,781,455
  Advisory and administrative service fees      5,980,482    3,359,740
  Other                                           307,011      185,710

  Total Revenues                               52,770,538   37,912,050

EXPENSES
  Employee compensation and benefits           33,383,508   23,686,816
  Communications                                1,945,743    1,821,920
  Occupancy and equipment                       2,603,690    2,037,394
  Advertising and sales promotion               1,336,568    1,047,346
  Postage, stationery and supplies              1,347,133    1,155,195
  Brokerage, clearing and exchange fees           950,370      759,947
  Data processing                                 953,145      688,069
  Interest                                      1,834,448    1,389,487
  Other operating expenses                      3,130,860    2,534,064

  Total Expenses                               47,485,465   35,120,238

  Income before income taxes                    5,285,073    2,791,812

  Income taxes                                  1,944,000    1,019,400

  NET INCOME                                  $ 3,341,073  $ 1,772,412


  Earnings per share, basic                         $1.05        $0.59

  Earnings per share, diluted                       $0.98        $0.58

  Dividends declared per share                      $0.18        $0.16

  Weighted average common shares outstanding    3,180,053    3,021,687

  Weighted average common shares and
    common stock equivalents outstanding        3,399,514    3,071,235



  See notes to consolidated financial statements.

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 1997 and December 31, 1996
                          (Unaudited)

                                                          1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $ 3,341,073    $ 1,772,412
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                         935,339        751,094
  Deferred income taxes                                 -20,000        -22,000
  Loss on disposition of fixed assets                    22,863        143,043
  Changes in assets and liabilities:
  Cash segregated under Federal regulations             669,401     -2,245,286
  Receivable from brokers, dealers and
   clearing organizations                            -1,652,922        678,165
  Receivable from customers                         -12,045,245     -4,740,189
  Trading securities                                 -4,053,915       -649,017
  Other assets                                         -783,372        543,720
  Payable to brokers, dealers and
   clearing organizations                            -2,077,578      1,040,665
  Payable to customers                                2,945,914     18,793,880
  Securities sold, but not yet purchased              1,637,819     -1,016,611
  Accounts payable, accrued compensation
    and other liabilities                             6,209,025        618,351
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES -4,871,598     15,668,227

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in drafts payable                        2,871,286     -1,752,000
  Net change in short term bank loans                 4,150,000     -3,600,000
  Cash dividends paid                                  -572,186       -507,605
  Purchase and retirement of common stock              -651,427     -4,242,021
  Issuance of common stock                            1,179,085        872,143
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES  6,976,758     -9,229,483

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of not readily
   marketable securities                                 47,477         74,752
  Purchases of not readily marketable securities         -2,000        -50,950
  Proceeds from disposition of fixed assets               1,963          4,545
  Purchases of fixed assets                          -1,705,311     -1,957,456
  Repayment of loans receivable                          96,567         46,488
  Increase in loans receivable                       -1,401,413     -2,087,618
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES -2,962,717     -3,970,239

Net increase (decrease) in cash and cash equivalents   -857,556      2,468,505
Cash and cash equivalents at beginning of period      6,566,361      4,604,319
Cash and cash equivalents at end of period          $ 5,708,805    $ 7,072,824

Cash paid during the period for interest            $ 1,838,509    $ 1,318,517
Cash paid during the period for income taxes        $ 1,854,925      1,271,675

See notes to consolidated financial statements.


  SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  December 31, 1997

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

  These interim consolidated financial statements are unaudited; however, such information reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the period in accordance with generally accepted accounting principles. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of the results which might be expected for the full fiscal year. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company's annual report for the fiscal year ended June 27, 1997.

  During the quarter, the Company adopted SFAS 128 for computing and presenting earnings per share.The new standard replaces the presentation of primary and fully diluted earnings per share with presentation of basic and diluted earnings per share, respectively. Unlike primary earnings per share, basic earnings per share does not include any dilutive effect of outstanding stock options. Diluted earnings per share is computed similarly to fully diluted earnings per share and does include the dilutive effect of outstanding stock options. All current and prior period earnings per share information has been stated in accordance with SFAS 128.


2. NET CAPITAL REQUIREMENTS
  As a registered broker-dealer and a member of the New York Stock Exchange ("NYSE"), the Company's wholly-owned subsidiary, S&S, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1). S&S has elected to utilize the alternative method of the Rule, which prohibits a broker-dealer from engaging in any transactions which would cause its "net capital" to be less than 2% of its "aggregate debit balances" arising from customer transactions, as those terms are defined in the Rule. The NYSE may also impose restrictions on S&S's business if its net capital falls below 5% of aggregate debit balances. At December 31, 1997, the Company's net capital of $15,859,464 was 15% of its aggregate debit balances and was $13,739,315 in excess of its minimum regulatory requirement.

3. COMMON STOCK
  During the quarter ended December 31, 1997, the Company issued 6,264 shares of common stock pursuant to the exercise of employee stock options for net proceeds of $48,908. The Company also issued 12,719 shares of common stock to the Employee Stock Purchase Plan for net proceeds of $278,659. The Company repurchases its common shares in the open market under a plan approved by the Board of Directors. During the quarter, the Company did not repurchase any shares and had remaining authority to repurchase 384,932 shares at December 31, 1997.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's primary subsidiary, S&S, conducts a full-service, securities brokerage and investment banking business through 30 branch offices located in Virginia, North Carolina, South Carolina, and West Virginia. Its primary business is retail securities brokerage with an emphasis on equity securities and mutual funds. Other significant activities and services include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services through SSCM, corporate and municipal financial advisory services, trading of fixed income and equity securities, primary investment research, individual retirement account custodial services, and money market cash management services. As of December 31, 1997, the Company employed approximately 585 people including 247 employees with full-time investment broker responsibilities.

The Company's profitability, to a large degree, is sensitive to the volume of trading in securities and the volatility and general level of securities' market prices. Approximately 73% of the Company's total revenue is generated by commissions and sales credits, or mark-ups, on securities transactions.
Many of the Company's activities have high operating costs which do not decrease proportionately with reduced levels of activity and may even increase during such periods. Moreover, some of these operating costs may increase at a proportionately greater rate than revenues during periods of increased activity. While the Company is increasing its sources of fee-based revenue to improve the stability of revenues and earnings, its profitability is adversely affected by sustained periods of reduced transaction volume or loss of brokerage clients. The Company's profitability is also adversely affected when it is unable to compensate for increases in fixed costs through the pricing of its services or increased volume. In particular, competitive industry conditions necessitate the expenditure of significant costs in the areas of technology, investment broker recruiting, and continual improvement of the Company's investment research capabilities.

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1997

For the quarter ended December 31, 1997, net earnings were $1,715,609, an 87% increase from $916,015 reported for the same period last year. Diluted earnings per share for the second quarter increased by 67%, from $0.30 to $0.50. Actual weighted average shares outstanding increased by 5% from the prior period, while weighted average shares outstanding and common stock equivalents increased by 11% due primarily to an increase in the Company's stock price.

Total revenues for the second quarter of fiscal 1998 were $27,326,347, an increase of 37% from $19,968,282 reported for the same period last year. In terms of profitability impact, the most significant changes in revenue were investment banking, which increased by $2,095,975, or 97%, and advisory and administrative fees, which increased by $1,483,141. The increase in investment banking fees was primarily attributable to higher underwriting profits and management fees from managed equity offerings. The increase in advisory and administrative service fees was attributable to increases in investment advisory fees of SSCM, as well fee income from money markets and managed accounts. Commissions from agency transactions increased by $2,854,524, or 28%, to $13,190,859, with commissions on mutual fund and equity trades comprising most of the increase. Revenue from principal transactions increased by 14%, with trading profits and sales credits on over-the-counter equity transactions accounting for most of the increase.

Total expenses increased by 33% to $24,615,738 from $18,520,867 in the year-earlier period. Employee compensation and benefits, the Company's largest expense item, increased by 36% from the year-earlier period and accounted for 74% of the overall increase in operating expenses. The increase in compensation included substantial increases in commissions and other incentive compensation, which is variable with revenue and departmental profitability.
In addition, salaries and benefits associated with a higher employee headcount contributed to the increase. Total employee headcount increased by approximately 43, or 8% from one year ago. The ratio of support personnel to investment brokers increased from 1.33 to 1.37 from one year ago, reflecting increased support in research, product and administrative support areas. Other categories of operating expenses also increased significantly from the year-earlier quarter. Occupancy and equipment increased by 31%, primarily as a result of increased rent expense for both corporate headquarters and branch offices, as well as facilities moving expense and depreciation. Advertising and sales promotion increased by 26% due to higher expenses for client seminars, travel and marketing brochures. Data processing expense increased by 46% due to increased transaction volumes as well as custom computer programming expenses. Overall, non-compensation, non-interest expenses increased by 27% from the year-earlier quarter.

Interest and dividend revenues increased by $421,442, or 21%, as a result of continued growth in receivable balances from customer margin accounts. Interest expense also increased by 21% as a result of interest paid on higher levels of customer credit balances on IRA accounts as well as increased levels of bank borrowing.

RESULTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 1997

For the six month period ended December 31, 1997, net income was $3,431,073 or $0.98 per diluted share as compared to $1,772,412 or $.58 per diluted share reported last year.

Total revenues for the first half of fiscal 1998 were $52,770,538, an increase of 39% from the first half of fiscal 1997. As with the quarterly comparison, results for the period benefitted from significant increases in investment banking and advisory revenues. Due primarily to increases in assets under management within the Company's investment advisory and managed account services, revenue from advisory and administrative services fees for the comparative six month periods increased by 78%, from $3,359,740 to $5,980,482. Revenues from investment banking activities increased by 80% due to increased managed underwritten equity offerings.

Total expenses for the six month period increased by 35% from 1997.   Employee
compensation and benefits expense increased by 41% from the previous period primarily as a result of higher commissions and other variable compensation associated with the higher levels of revenues. Overall, total operating expenses excluding interest and compensation increased by 22%. Increased transaction volume, as well as higher employee headcount and increasing occupancy and technology expenditures accounted for this increase.

Interest income for the six month period, net of interest expense, increased by 20% from the year-earlier period due to the same factors cited in the discussion of results for the three month period ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the Consolidated Statement of Cash Flows contained in this report, the Company's primary sources of cash flow are the net cash provided from the earnings of the Company and from increases in the amounts payable to customers and other short-term indebtedness incurred in the normal course of the Company's securities brokerage business.

For the six month period ended December 31, 1997, operating activities used net cash of $4,871,598 as increases in customer receivable balances of $12,045,245 and trading securities inventories of $4,053,915 more than offset cash provided by net income of $3,341,073 and other sources of operating cash from depreciation and changes in current asset and liability account balances. Because of the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary. These changes are normally short term in nature and therefore are not very useful indicators of long-term trends in the Company's liquidity and capital resources. However, the Company has generally experienced increases in balances payable to and receivable from customers over recent fiscal periods.

Net cash flow of $6,976,758 was provided by financing activities, which included an increase in drafts payable of $2,871,286 as well as a net increase in $4,150,000 in short term bank loans. Issuances of the Company's common stock during the period totaled $1,179,085, while open market purchases and retirements of stock totaled $651,427. Investing activities during the period used net cash of $2,962,717, which included $1,705,311 in purchases of fixed assets and $1,401,413 of new loans, primarily to newly recruited investment brokers and other employees. Over the six month period, the Company's overall net cash position declined by $857,556.

At December 31, 1997, approximately 87% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by customer credit balances (excess funds kept by customers with the Company), short-term bank borrowings and equity capital. The Company utilizes short-term bank borrowings under established lines of credit with several banking institutions. A total of $62,000,000 in approved lines of credit was available to the Company at December 31, 1997, with $9,100,000 outstanding. The Company had no other debt obligations outstanding at that date.

The Company is subject to the net capital requirements of the Securities and Exchange Commission ("SEC") and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated in excess of the minimum requirements. At December 31, 1997, the Company's net capital of $15,859,464 exceeded the minimum requirement by $13,739,315. Net capital was comprised entirely of stockholders' equity less certain regulatory adjustments. The ratio of net capital to aggregate debit items was 15% at December 31, 1997, as compared to 16% at December 31, 1996.

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

Item 6:  Exhibits and Reports on 8-K

  (a)  Exhibits

    Exhibit 11 - Statement Re: Computation of Per Share Earnings - See Separate Document

    Financial Data Schedule BD - See Separate Document

  (b)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended December 31, 1997.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT & STRINGFELLOW FINANCIAL, INC. (Registrant)

Signatures                                         Date

/s/John Sherman, Jr.                               February 13, 1998

John Sherman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/Mike D. Johnston                                February 13, 1998

Mike D. Johnston
Vice President and Chief Financial Officer
(Principal Financial Officer)