Form 10-Q
period 1998-03-27
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1998-05-11
CIK 802555

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 27, 1998

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

                   Yes   X          No ....




On May 6, 1998, there were 3,237,610 shares of Scott & Stringfellow Financial, Inc. Common stock, par value $.10, issued and outstanding.







             SCOTT & STRINGFELLOW FINANCIAL, INC.

                             INDEX

                                                   Page Number


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Statements of Financial Condition -
     March 27, 1998 (unaudited) and June 27, 1997                    3

     Consolidated Statements of Income (unaudited) -
     Three months ended March 27, 1998
      and March 27, 1997                                             4

     Consolidated Statements of Income (unaudited) -
     Nine months ended March 27, 1998
      and March 27, 1997                                             5

     Consolidated Statements of Cash Flows (unaudited) -
     Nine months ended March 27, 1998
      and March 27, 1997                                             6

     Notes to Consolidated Financial Statements                      7

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                         12

  Item 2. Changes in Securities                                     12

  Item 3. Defaults upon Senior Securities                           12

  Item 4. Submission of Matters to a Vote of
   Security Holders                                                 12

  Item 5. Other Information                                         12

  Item 6. Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                          12

EXHIBITS






PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                               March 27,   June 27,
                                                 1998         1997
                                             (Unaudited)

ASSETS
  Cash and cash equivalents                   $ 6,931,648  $ 6,566,361
  Cash segregated under Federal regulations       810,266      670,044
  Receivable from brokers, dealers and
    clearing organizations                      6,681,865    2,256,973
  Receivable from customers                   109,077,004   90,404,457
  Trading and investment securities,
    at market value                            19,689,472   13,548,274
  Exchange memberships, at adjusted cost          838,100      838,100
  Equipment and leasehold improvements,
    less depreciation and amortization          4,677,168    4,075,051
  Deferred income taxes                         1,104,429    1,087,429
  Other assets                                 12,467,692   10,406,848

Total Assets                                $ 162,277,644$ 129,853,537

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Drafts payable                            $   4,677,826$           0
  Short term bank loans                        12,750,000    4,950,000
  Payable to brokers, dealers and clearing
    organizations                               5,147,397    4,714,494
  Payable to customers                         89,211,611   77,976,229
  Securities sold, but not yet purchased,
    at market value                             1,891,219      545,978
  Accounts payable, accrued compensation
    and other liabilities                      15,602,176   12,489,184

  Total Liabilities                           129,280,229  100,675,885

Stockholders' Equity
  Common stock, $0.10 par value; Authorized
    10,000,000 shares; Issued and outstanding
    3,235,348 and 3,172,946 shares                323,535      317,295
  Additional paid-in capital                   14,855,615   12,540,734
  Retained earnings                            19,548,196   17,384,953
  Less: subscriptions receivable               -1,729,931   -1,065,330

  Total Stockholders' Equity                   32,997,415   29,177,652

Total Liabilities and Stockholders' Equity  $ 162,277,644$ 129,853,537

See notes to consolidated financial statements.

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
 For the Three Months Ended March 27, 1998 and March 27, 1997
                          (Unaudited)



                                                 1998          1997
REVENUES
  Commissions                                $ 13,644,265 $ 11,318,087
  Principal transactions                        3,902,264    3,561,570
  Investment banking                            2,818,303    1,938,026
  Interest and dividends                        2,373,024    1,901,488
  Advisory and administrative service fees      2,997,196    2,063,604
  Other                                           444,488       43,644

  Total Revenues                               26,179,540   20,826,419

EXPENSES
  Employee compensation and benefits           17,173,934   13,578,197
  Communications                                1,027,327      964,856
  Occupancy and equipment                       1,361,801    1,146,835
  Advertising and sales promotion                 666,505      577,313
  Postage, stationery and supplies                587,962      570,305
  Brokerage, clearing and exchange fees           442,893      431,193
  Data processing                                 484,432      373,907
  Interest                                        937,534      752,994
  Other operating expenses                      1,473,871    1,466,474

  Total Expenses                               24,156,259   19,862,074

  Income before income taxes                    2,023,281      964,345

  Income taxes                                    755,000      351,000

  NET INCOME                                  $ 1,268,281    $ 613,345


  Earnings per share, basic                         $0.40        $0.20

  Earnings per share, diluted                       $0.37        $0.19

  Dividends declared per share                      $0.09        $0.08

  Weighted average common shares outstanding    3,191,346    3,124,962

  Weighted average common shares and
    dilutive potential common
    shares outstanding                          3,393,673    3,198,819

  See notes to consolidated financial statements.



     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
  For the Nine Months Ended March 27, 1998 and March 27, 1997
                          (Unaudited)


                                                  1998        1997
REVENUES
  Commissions                                $ 39,927,527 $ 31,036,478
  Principal transactions                       11,862,408   10,247,331
  Investment banking                           10,349,815    6,119,019
  Interest and dividends                        7,081,151    5,682,943
  Advisory and administrative service fees      8,977,678    5,423,344
  Other                                           751,499      229,354

  Total Revenues                               78,950,078   58,738,469

EXPENSES
  Employee compensation and benefits           50,557,442   37,265,013
  Communications                                2,973,070    2,786,776
  Occupancy and equipment                       3,965,491    3,184,228
  Advertising and sales promotion               2,003,073    1,624,659
  Postage, stationery and supplies              1,935,095    1,725,502
  Brokerage, clearing and exchange fees         1,393,263    1,191,140
  Data processing                               1,437,577    1,061,975
  Interest                                      2,771,982    2,142,481
  Other operating expenses                      4,604,731    4,000,538

  Total Expenses                               71,641,724   54,982,312

  Income before income taxes                    7,308,354    3,756,157

  Income taxes                                  2,699,000    1,370,400

  NET INCOME                                  $ 4,609,354  $ 2,385,757


  Earnings per share, basic                         $1.45        $0.78

  Earnings per share, diluted                       $1.35        $0.77

  Dividends declared per share                      $0.27        $0.24

  Weighted average common shares outstanding    3,183,611    3,054,432

  Weighted average common shares and
    dilutive potential common
    shares outstanding                          3,397,361    3,112,617


  See notes to consolidated financial statements.



     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Nine Months Ended March 27, 1998 and March 27, 1997
                          (Unaudited)

                                                        1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 4,609,354     $ 2,385,757
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                      1,460,400       1,235,075
  Deferred income taxes                                -17,000        -173,000
  Loss on disposition of fixed assets                   14,290         143,043
  Allowance for doubtful accounts                      123,157               0
  Changes in assets and liabilities:
  Cash segregated under Federal regulations           -140,222      -1,389,035
  Receivable from brokers, dealers and
   clearing organizations                           -4,424,892       1,527,777
  Receivable from customers                        -18,680,069      -8,879,509
  Trading securities                                -6,036,676       1,035,039
  Other assets                                        -382,132         441,429
  Payable to brokers, dealers and
   clearing organizations                              432,903       2,459,308
  Payable to customers                              11,235,382      13,283,637
  Securities sold, but not yet purchased             1,345,241        -940,082
  Accounts payable, accrued compensation
    and other liabilities                            3,112,354      -1,992,284
NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES                                        -7,347,910       9,133,229

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in drafts payable                       4,677,826      -2,395,161
  Net change in short term bank loans                7,800,000       4,000,000
  Cash dividends paid                                 -860,516        -753,520
  Purchase and retirement of common stock           -1,878,617      -4,295,459
  Issuance of common stock                           1,950,181       1,227,420
NET CASH PROVIDED BY (USED FOR) FINANCING
  ACTIVITIES                                        11,688,874      -2,216,720

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of not readily
   marketable securities                                97,478          74,752
  Purchases of not readily marketable securities      -202,000         -65,700
  Proceeds from disposition of fixed assets             77,484           9,326
  Purchases of fixed assets                         -2,144,682      -2,661,646
  Repayment of loans receivable                        115,411          99,722
  Increase in loans receivable                      -1,919,368      -2,317,498
NET CASH PROVIDED BY (USED FOR) INVESTING
  ACTIVITIES                                        -3,975,677      -4,861,044

Net increase (decrease) in cash and cash equiv.        365,287       2,055,465
Cash and cash equivalents at beginning of period     6,566,361       4,604,319
Cash and cash equivalents at end of period         $ 6,931,648     $ 6,659,784

Cash paid during the period for interest           $ 2,764,142     $ 2,134,561
Cash paid during the period for income taxes       $ 2,211,325       1,441,375
See notes to consolidated financial statements.

  SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  March 27, 1998

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

2. NET CAPITAL REQUIREMENTS
  As a registered broker-dealer and a member of the New York Stock Exchange
  (NYSE), the Company's wholly-owned subsidiary, S&S, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1). S&S has elected to utilize the alternative method of the Rule, which prohibits a broker-dealer from engaging in any transactions which would cause its "net capital" to be less than 2% of its "aggregate debit balances" arising from customer transactions, as those terms are defined in the Rule. The NYSE may also impose restrictions on S&S's business if its net capital falls below 5% of aggregate debit balances. At March 27, 1998, the Company's net capital of $15,893,986 was 14% of its aggregate debit balances and was $13,636,606 in excess of its minimum regulatory requirement.

3. COMMON STOCK
  During the quarter ended March 27, 1998, the Company issued 23,504 shares of common stock pursuant to the exercise of employee stock options for net proceeds of $142,198. The Company also issued 21,963 shares of common stock to the Employee Stock Purchase Plan for net proceeds of $462,826. In addition, the Company issued 37,000 shares of common stock, under a private placement exemption, to 17 management employees, including 8 executive officers and 4 directors, in exchange for promissory notes bearing market rates of interest, under the terms of its Management Stock Purchase Loan Plan. The Company repurchases its common shares in the open market under a plan approved by the Board of Directors. During the quarter, the Company repurchased 50,784 shares for a total cost of $1,227,189, which included purchases of 37,284 shares from directors at a total cost of $892,450, and had remaining authority to repurchase 334,148 shares at March 27, 1998.

4. LEGAL PROCEEDINGS
  The Company and its subsidiaries are from time to time named as defendants in legal actions incidental to its securities brokerage and investment banking activities. Management believes that all pending claims and lawsuits of which it has knowledge will be resolved with no material adverse effect on the overall financial condition of the Company, although the resolution of such matters might have a material adverse impact on the operating results for any given quarterly period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's primary subsidiary, S&S, conducts a full-service, securities brokerage and investment banking business through 30 branch offices located in Virginia, North Carolina, South Carolina, and West Virginia. Its primary business is retail securities brokerage with an emphasis on equity securities and mutual funds. Other significant activities and services include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services through SSCM, corporate and municipal financial advisory services, trading of fixed income and equity securities, primary investment research, individual retirement account custodial services, and money market cash management services. As of March 27, 1998, the Company employed approximately 601 people including 257 employees with full-time investment broker responsibilities.

The Company's profitability, to a large degree, is sensitive to the volume of trading in securities and the volatility and general level of securities' market prices. Approximately 74% of the Company's total revenue is generated by commissions and sales credits, or mark-ups, on securities transactions.
Many of the Company's activities have high operating costs which do not decrease proportionately with reduced levels of activity and may even increase during such periods. Moreover, some of these operating costs may increase at a proportionately greater rate than revenues during periods of increased activity. While the Company is attempting to increase its sources of fee-based revenue to improve the stability of revenues and earnings, its profitability is adversely affected by sustained periods of reduced transaction volume or loss of brokerage clients. The Company's profitability is also adversely affected when it is unable to compensate for increases in fixed costs through the pricing of its services or increased volume. The financial services industry is extremely competitive. Other firms are able to deliver services at a significantly lower price than the Company and advertise those services to a much greater extent. To maintain a competitive level of client service and add value to its clients' investment activities, the Company incurs significant costs in the areas of technology, investment broker recruiting, and continual improvement of the Company's investment research capabilities.

With regard to year 2000 computer conversion issues, the Company is in the process of determining its exposure to material year 2000 issues. The Company relies heavily on a third party service bureau for processing of the majority of its business transactions. While the service bureau has communicated its intent and general plans to address year 2000 issues, any failure on the part of the service bureau to successfully address these issues could result in a serious disruption to the Company's ability to record and process transactions. Virtually all of the Company's revenues are completely dependent on its ability to process securities transactions on behalf of its own and its customers' accounts. The Company will continue to address courses of corrective action. Management does not believe the costs to address the year 2000 issues will have a material effect on its financial position or results of operations.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 27, 1998

For the quarter ended March 27, 1998, net earnings were $1,268,281, an 107% increase from $613,345 reported for the third quarter of fiscal 1997. Diluted earnings per share for the quarter increased by 95%, from $0.19 to $0.37, as average shares and dilutive potential shares outstanding increased by 6% from the prior period.

Total revenues for the third quarter of fiscal 1998 were $26,179,540, an increase of 26% from $20,826,419 reported for the same period last year. Commissions, investment banking revenues, and advisory and administrative services fees all increased significantly from the prior year. Commissions from agency transactions increased by 21%, from $11,318,087 to $13,644,265 as equity market conditions continued to provide a very favorable environment for the Company's core brokerage business. (Equity returns as measured by stock market indexes were approximately 13% during the period.) Revenue from principal transactions, which includes trading profits and sales credits on the purchase and sale of securities in which the Company makes a market, increased by 10% to $3,902,264. Investment banking revenues increased by $880,277, or 45%, to $2,818,303 as sales credits and management fees from underwritings of equity securites, as well as corporate finance advisory fees, increased significantly from the prior period. The Company completed 4 managed equity offerings during the period.

Advisory and administrative fee revenue, which increased by 45% during the period, includes fees charged brokerage accounts in lieu of commissions, section 12(b)(1) "trail" fees and marketing reimbursements from the sponsor of money market mutual funds which the Company provides its clients, as well as investment advisory fees for management of clients' investment portfolios provided by SSCM. Investment advisory fees provided approxiamtely $1,115,000 of revenues during the quarter, an increase of 71% from the prior year. On February 27, 1998, the Company and SSCM contributed certain assets and investment advisory contracts to Atlantic Capital Management, LLC (Atlantic) in exchange for a 15% equity interest in Atlantic and a note receivable with a discounted value of $1,741,226. On the same date, certain management and other employees of SSCM resigned from the Company and assumed employment
with Atlantic.   The purpose of this transaction was to provide those persons with a significant direct ownership interest in the investment advisory business. The investment advisory contracts which were assigned represented approximately $518 million of client assets with associated annual fee revenue of approximatley $4.6 million. The effect of the transaction on the Company's annualized net income is estimated to be a reduction of approximately $585,000 or $.17 per diluted share. For the quarter ended March 27, 1998, the effect of the transaction reduced net income by approximately $57,000, or $.02 per diluted share, below the amount which the Company would have realized had the transaction not occurred.

Total expenses increased by 22% to $24,156,259 from $19,862,074 in the year-earlier period. Employee compensation and benefits, the Company's largest expense item, increased by 27% from the year-earlier period, reflecting increases in commissions and other variable compensation associated with higher levels of revenue and profitability. Total employee headcount increased by approximately 44, or 8% from one year ago. The ratio of support personnel to investment brokers declined to 1.34 from 1.35 one year ago. Occupancy and equipment increased by 19%, primarily as a result of increased rent expense for both corporate headquarters and branch offices. Advertising and sales promotion increased by 15% due to higher expenses for travel and advertising. Data processing expense increased by 30% due to both increased transaction volumes and custom computer programming expenses with the Company's primary data processing service bureau. Although transaction volumes, as measure by trade count, were approximately 19% higher than the previous year, brokerage, clearing and exchange fees increased by only 3% due to a fee rebate from a depository and a reduction in the execution cost of certain stock exchange transactions. Overall, non-compensation, non-interest expenses increased by 9% from the year-earlier quarter.

Interest and dividend revenues increased by $471,536, or 25%, as a result of continued growth in receivable balances from customer margin accounts. Interest expense also increased by 25% as a result of interest paid on higher levels of customer credit balances as well as increased levels of bank borrowing used to finance the increasing margin balances.

RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 27, 1998

For the nine month period ended March 27, 1998, net income was $4,609,354 or $1.35 per diluted share as compared to $2,385,397 or $.77 per diluted share reported last year.

Total revenues for the first nine months of fiscal 1998 were $78,950,078, an increase of $20,211,609, or 34% from the year-earlier period. Significant growth in all major revenue categories contributed to the increase. Agency commissions increased by 29% and revenue from principal transactions increased by 16% due to continuing strong equity market conditions. Revenues from investment banking activities increased by 69%, primarily as a result of increased sales credits and management fees from managed equity offerings. Through the first 9 months of fiscal 1998, the Company has participated as manager or co-manager in 12 equity offerings, as compared to 5 for the entire 1997 fiscal year. Revenue from advisory and administrative services fees for the comparative nine month periods increased by $3,554,354, or 66%, due to an approximate $1,850,000 increase in investment advisory fees because of growth in SSCM's managed portfolios, as well as continued growth in fees from money market products and managed account services. However, investment advisory fee revenues are expected to decline in the near term due to the loss of fee revenue associated with the Atlantic Capital Management transaction (see above).

Total expenses for the nine month period increased by 30% from the prior nine month period. Employee compensation and benefits expense increased by 36%, and accounted for approximately 80% of the overall increase in expenses, primarily as a result of higher commissions and other variable compensation associated with the higher levels of revenues. Occupancy and equipment increased by 25% due to higher rent expense on the Company's headquarters as well as branch offices. Advertising and sales promotion increased by 23% due to increased levels of travel, client seminars, and community relations expenditures. Data processing increased by 35% due to higher computer service bureau charges related to both the increased transaction volume as well as custom computer programming projects. Other operating expenses increased commensurate with the overall growth in headcount and transaction volumes. Overall, total operating expenses excluding interest and compensation increased by 18%.

Interest and dividend revenues increased by $1,398,208, or 25%, as a result of continued growth in receivable balances from customer margin accounts. Interest expense increased by $629,141, or 29%, as a result of interest paid on higher levels of customer credit balances as well as increased levels of bank borrowing.

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the Consolidated Statement of Cash Flows contained in this report, the Company's primary sources of cash flow are the net cash provided from the earnings of the Company and from increases in the amounts payable to customers and other short-term indebtedness incurred in the normal course of the Company's securities brokerage business.

For the nine month period ended March 27, 1998, operating activities used net cash of $7,347,909 as a result of growth in customer receivable balances of $18,680,069, trading securities inventories of $6,036,676, and receivable from brokers, dealers and clearing organizations of $4,424,892. Net income of $4,609,354, increases in balances payable to customers of $11,235,382, and other sources of operating cash flow were not sufficient to currently fund the growth in receivables and inventory balances. Because of the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary. These changes are normally short term in nature and therefore are not very useful indicators of long-term trends in the Company's liquidity and capital resources. However, the Company has generally experienced increases in balances payable to and receivable from customers over recent fiscal periods.

Net cash flow of $11,688,874 was provided by financing activities, which included an increase in drafts payable of $4,677,826 as well as a net increase in $7,800,000 in short term bank loans. Cash flow from issuances of the Company's common stock during the period totaled $1,950,181, while open market purchases and retirements of stock totaled $1,878,617.

Investing activities used net cash of $3,975,677 during the period, which included $2,144,682 in purchases of fixed assets and $1,919,368 of new loans, primarily to newly recruited investment brokers and other employees. Over the nine month period, the Company's overall net cash position increased by $365,287.

At March 27, 1998, approximately 88% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by customer credit balances (excess funds kept by customers with the Company), short-term bank borrowings and equity capital. The Company utilizes short-term bank borrowings under established lines of credit with several banking institutions. A total of $62,000,000 in approved lines of credit was available to the Company at March 27, 1998, with $12,750,000 outstanding. The Company had no other debt obligations outstanding at that date.

The Company is subject to the net capital requirements of the Securities and Exchange Commission ("SEC") and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated in excess of the minimum requirements. At March 27, 1998, the Company's net capital of $15,893,986 exceeded the minimum requirement by $13,636,606. Net capital was comprised entirely of stockholders' equity less certain regulatory adjustments.

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

Item 6:  Exhibits and Reports on 8-K

  (a)  Exhibits

    Exhibit 11 - Statement Re: Computation of Per Share Earnings - See Separate Document

    Financial Data Schedule BD - See Separate Document

  (b)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended March
27, 1998




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT & STRINGFELLOW FINANCIAL, INC. (Registrant)

Signatures                                         Date

                                                   May 11, 1998
/s/ John Sherman, Jr.
John Sherman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

                                                   May 11, 1998
/s/ John Sherman, Jr.
Mike D. Johnston
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)