Form 10-K405
period 1998-06-26
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1998-09-23
CIK 802555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 26, 1998

                         Commission file number 0-15105

                      SCOTT & STRINGFELLOW FINANCIAL, INC.
             (Exact name of Registrant as specified in its charter)

             Virginia                                             54-1315256
   State or other jurisdiction                                  I.R.S. Employer
 of incorporation or organization                             Identification No.

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

                                  Yes X No ....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On September 17, 1998, there were 3,402,239 shares of Scott & Stringfellow Financial, Inc. Common Stock, par value $.10, issued and outstanding of which 2,220,490 shares were held by non-affiliates. The aggregate market value of such Common Stock held by non-affiliates, based on the closing market price of $28.25 on September 17, 1998 was approximately $62,729,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the Extent Indicated Herein)

Certain Portions of the 1998 Annual Report to Shareholders (in Parts I and II)


Exhibit Index Appears on Page 18

                      SCOTT & STRINGFELLOW FINANCIAL, INC.
                                    FORM 10-K
                        For the Year Ended June 26, 1998

                                TABLE OF CONTENTS


                                                                                      Page
Item                                                                                 Number
----                                                                                 ------
PART I

1. Business                                                                             3

2. Properties                                                                          12

3. Legal Proceedings                                                                   12

4. Submission of Matters to a Vote of Security Holders                                 12

PART II

5. Market for Registrant's Common Stock and Related Shareholder Matters                14

6. Selected Financial Data                                                             14

7. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                               14

8. Financial Statements and Supplementary Data                                         15

9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                               15

PART III

10. Directors and Executive Officers of Registrant                                     15

11. Executive Compensation                                                             15

12. Security Ownership of Certain Beneficial Owners and Management                     17

13. Certain Relationships and Related Transactions                                     18

PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                   19

SIGNATURES                                                                             21

FINANCIAL STATEMENT SCHEDULES                                                          23

EXHIBITS

PART I

Item 1. BUSINESS

General

     The Registrant, Scott & Stringfellow Financial, Inc., is a holding company whose principal business activities are conducted through its wholly-owned subsidiary, Scott & Stringfellow, Inc. ("Scott & Stringfellow"). Scott & Stringfellow is a regional brokerage, investment banking, and financial services firm headquartered in Richmond, Virginia. It operates 31 offices in communities located across Virginia, North Carolina, West Virginia, and South Carolina. Its primary activity is retail securities brokerage. Other significant activities include institutional securities brokerage, management of and participation in the underwriting of corporate and municipal securities, investment management services, corporate and municipal finance, trading of taxable and tax-exempt fixed income and equity securities, equity research, money market accounts, retirement accounts, financial planning and the distribution of mutual fund and insurance products.

     Scott & Stringfellow was originally founded as a partnership in 1893. The firm has been a member of the New York Stock Exchange, Inc. ("NYSE") since June 20, 1895. Scott & Stringfellow is believed to be the South's oldest continuous member of the New York Stock Exchange and one of only three firms outside of New York which have been members for at least 100 years. Scott & Stringfellow was incorporated in 1974. In 1986, Scott & Stringfellow Financial, Inc. conducted an initial public offering of its common stock, increasing its capital in that year to approximately $14 million. Since 1986, Scott & Stringfellow has pursued a growth strategy, increasing the number of its branch offices from 14 to 31 through expansion into North Carolina and South Carolina and a merger with Norfolk-based Investment Corporation of Virginia in 1989. During this time, the Company has also increased the number of products and services offered to clients.

     For the fiscal year ended June 26, 1998, approximately 51% of total revenues were derived from brokerage commissions on investments purchased and sold on an agency basis, 15% from principal transactions, 13% from investment banking, 9% from interest and dividends, and 12% from advisory and administrative fees and other sources. (See table entitled "Revenues by Source" on page 5 of this report.)

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

     The Registrant has 31 offices located in 4 states. Retail sales activities are conducted through registered investment brokers in all of its offices. Most of its other activities are conducted at its main office located in Richmond, Virginia. On June 26, 1998, the Registrant had approximately 616 employees including 260 employees with full-time investment broker responsibilities. The following table reflects the location of the Registrant's offices, the year each office opened, and the number of investment brokers in each office as of June 26, 1998:

                                      Calendar
                                        Year                    Number of
                                       Branch                   Investment
       Location                        Opened                     Brokers
       --------                       ---------                 ----------
       Virginia
         Richmond                       1893                         54
         Alexandria                     1997                          5
         Blacksburg                     1988                          4
         Chesapeake                     1987                          2
         Charlottesville                1982                          8
         Chesterfield                   1987                          8
         Culpepper                      1971                          3
         Danville                       1986                          3
         Harrisonburg                   1991                          6
         Lexington                      1986                          2
         Lynchburg                      1984                          8
         Manassas                       1987                          7
         Martinsville                   1983                          5
         Norfolk                        1978                         25
         Roanoke                        1984                          9
         Staunton                       1970                          8
         Tyson's Corner                 1986                          8
         Virginia Beach                 1995                          1
         Warrenton                      1970                          6
         Williamsburg                   1995                          4
         Winchester                     1970                          4
           Total Virginia                                           180

       North Carolina
         Charlotte                      1988                         10
         Greensboro                     1988                         21
         Greenville                     1998                          2
         Kinston                        1988                          3
         North Wilkesboro               1988                          2
         Raleigh                        1992                         12
         Wilmington                     1990                          6
         Winston-Salem                  1987                         16
           Total North Carolina                                      72

       West Virginia
         Bluefield                      1971                          5

       South Carolina
         Charleston                     1996                          3

           Total Company                                            260

Revenues by Source

     The following table sets forth the consolidated revenues of the Registrant and its subsidiaries for the periods indicated in dollars and as a percentage of total revenues.




Years Ended                          June 26, 1998               June 27, 1997             June 28, 1996
                                   Amount         %           Amount         %          Amount          %
                                ------------    -----      ------------     ----     -----------      -----
Commissions:
   Exchange Listed Securities   $ 25,812,157     24.5      $ 21,384,632     26.4     $ 19,879,066     27.2
   Over-the-Counter Equities      10,713,180     10.2         7,801,982      9.6        8,549,871     11.7
   Mutual Funds                   11,561,328     11.0         9,113,106     11.3        7,574,445     10.3
   Annuities                       3,247,242      3.1         2,714,368      3.4        2,235,440      3.1
   Options                         1,657,406      1.6         1,410,963      1.7        1,207,922      1.6
   Other                             332,089      0.3           240,795      0.3          455,679      0.6
     Total Commissions            53,323,402     50.6        42,665,846     52.7       39,902,423     54.5

Principal Transactions:
   Municipal Bonds                 1,616,582      1.5         1,633,679      2.0        1,742,336      2.4
   Over-the-Counter Equities      11,850,833     11.2        10,185,985     12.6        7,764,215     10.6
   Corporate and Govt.
    Bonds and Other                1,943,545      1.8         2,067,174      2.6        1,652,883      2.3
     Total Principal Transactions 15,410,960     14.6        13,886,838     17.2       11,159,434     15.3

Investment Banking                14,228,186     13.5         8,357,622     10.3       10,559,244     14.4
Interest and Dividends             9,870,634      9.4         7,856,697      9.7        6,621,355      9.1
Advisory and Administrative
  Service Fees                    11,615,333     11.0         7,651,131      9.5        4,677,522      6.4
Other                                915,487      0.9           489,077      0.6          245,327      0.3

   Total Revenues              $ 105,364,002    100.0      $ 80,907,211    100.0     $ 73,165,305    100.0


     The percentage contribution to total revenues of each aspect of the Registrant's operations does not necessarily reflect a corresponding percentage contribution to net income. Because of the interdependence of various activities and departments of the Registrant's business, and the subjective assumptions which would be involved in allocating overhead, including administrative, operations, communications and data processing expenses, it is inappropriate to state a percentage contribution to net income of each aspect of the Registrant's operations.

Retail Markets

     Retail investment brokerage is the Registrant's principal business activity and is the largest contributor to the Registrant's revenues. During fiscal 1998, revenues from the Registrant's retail brokerage activities are estimated to represent approximately 89% of the Registrant's brokerage and investment banking revenues and 70% of total revenues. Revenues from retail brokerage activities are generated through customer purchases and sales of stocks, bonds, mutual funds, and other securities. Commissions are charged on both listed and over-the-counter agency transactions. When the Registrant executes over-the-counter transactions as a dealer, it may charge mark-ups or mark-downs in lieu of commissions. (See "Market- Making and Principal Transactions.")

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

     In addition to providing transaction executions on a commission basis, the Registrant also provides managed account services. Under this arrangement, revenues are derived from a fee based on a percentage of client account assets in lieu of a separate commission for each securities transaction. This service is provided for accounts managed by clients and investment brokers as well as for professionally managed accounts. For fiscal 1998, revenues from managed account fees approximated 2% of total revenues.

     In addition to brokerage revenues, the Registrant's client accounts are a significant source of interest income. Approximately 89% of interest and dividend income and 8% of total revenues is attributable to interest charged on client margin accounts. Balances in client margin accounts increased by 37% from 1997 to 1998 to a total of approximately $124 million at year-end, following a 15% increase from 1996 to 1997. As a service to its retail clients, the Registrant provides margin accounts which allow the customer to pay less than the full cost of a security purchased, with the balance of the purchase price being provided by the Registrant as a loan secured by the securities purchased. Clients may also borrow money from the Registrant for other purposes, provided the loan is adequately secured by marketable securities held in a margin account. The amount of such margin loans are subject to the margin requirements (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and the Registrant's internal policies, which in some instances are more, but in no event less stringent than requirements set by Regulation T and the NYSE. In permitting customers to purchase securities on margin or otherwise borrow money through a margin account, the Registrant bears the risk of a market decline which could reduce the value of its collateral below customers' indebtedness. The Registrant has a Credit Committee which monitors compliance with margin policies, reviews large customer margin accounts and securities concentrations within such accounts, and establishes and monitors equity maintenance requirements.

     In addition to securities brokerage and margin lending services, the Registrant also provides its retail clients specialized financial services including equity and fixed income research, portfolio evaluation, retirement planning, financial planning, individual retirement account custodial services, money market services, and other personal investment advisory services. Fees are charged for some, but not all, of these services. Advisory and administrative service fees, which also include investment management fees, accounted for approximately 11% of the Registrant's total revenues in 1998. (See also "Investment Management." )

Capital Markets

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

Institutional Brokerage

     The Registrant executes securities transactions for institutional investors such as banks, mutual funds, insurance companies, and pension and profit-sharing plans. The 12 investment brokers in the institutional equity and municipal bond sales departments account for a significant portion of these transactions. Institutional investors normally purchase and sell securities in large quantities which require special marketing and trading expertise. The Registrant believes that a significant portion of its institutional brokerage commissions are received as a consequence of providing institutions with research reports and services regarding specific corporations and industries and securities market information. The Registrant provides services to a nationwide institutional client base as well as several institutional clients in Europe. During fiscal 1998, revenues from institutional brokerage activities are estimated to represent approximately 8% of the Registrant's brokerage and investment banking revenues and 7% of total revenues, up from 5% and 4%, respectively, from the prior year. Transactions for institutional investors are executed by the Registrant acting as broker or as principal. The Company permits discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors.

Market-Making and Principal Transactions

     The Registrant actively engages in trading as principal in various phases of the over-the-counter securities business. To facilitate trading by its customers, the Registrant buys, sells, and maintains inventories of municipal and corporate bonds and common stocks in order to "make markets" in those securities. Revenues from principal transactions, which include trading profits or losses and sales credits, depend upon the general trend of prices, the level of activity in the securities markets, the skill of employees engaged in market-making, and the size of the inventories. The activities of the Registrant in trading as principal require the commitment of capital and create an opportunity for profit and risk of loss due to market fluctuations. As of June 26, 1998, Scott & Stringfellow made markets in the common stock or other equity securities of approximately 157 NASDAQ listed corporations, emphasizing local and regional companies, for which the Registrant has performed investment banking services, or which are covered by the Registrant's research department.

     The following table shows, for the fiscal year ended June 26, 1998, the highest, lowest, and average monthly inventories (based upon the aggregate, rather than the net, of both long and short positions) for securities in which the Registrant trades as principal:

                                            Highest                    Lowest                   Average
                                           Inventory                  Inventory                Inventory
                                         ------------               ------------              ------------

Municipal Securities                     $ 10,698,709                $ 4,141,370               $ 7,212,382
Equity Securities (primarily common
  stocks)                                   8,172,346                  2,147,419                 3,900,585
Corporate Debt Securities                   3,852,830                    517,737                 1,417,040
U. S. Government Securities                 3,856,551                    273,973                 2,191,906
Other Securities                            2,732,058                  1,867,329                 2,165,459


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

     Personnel engaged in market-making and principal transactions include 7 employees involved in municipal bond trading, 8 employees in over-the-counter equity trading, and 4 employees in taxable debt securities trading. Each trading department is subject to internal position limits.

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

                                  Managed or Co-Managed                    Syndicate Participations
Fiscal                         Number of        Amount of                 Number of    Amount of
Years                           Issues           Offering                  Issues    Participations
-----                          ---------        ---------                 ---------  --------------

Corporate Stock and Bond Offerings:

1998                              16    $ 746,085,060                        114    $ 180,980,884
1997                               5      292,171,623                        138      511,520,858
1996                              10      615,862,188                        197      214,542,845
1995                               2      133,750,000                        149      154,448,702
1994                               9      430,922,500                        274      301,812,330

Tax-Exempt Bond Offerings

1998                              27      985,100,000                         17       13,250,000
1997                              26    1,017,250,000                         44       26,100,000
1996                              33    1,359,685,000                         35       19,035,000
1995                              12      326,308,000                         29       22,110,000
1994                              48    1,851,323,000                         31       30,775,000

     The Registrant's underwriting activities, together with its selling group participations, are an important source of securities for distribution to its clients. Managed or co-managed equity offerings, in particular, are an important source of revenue because of the availability of a large amount of securities for distribution and management fees earned in connection with such offerings. The Registrant's underwriting business is very competitive for both corporate and tax-exempt offerings and is expected to remain so in the future. The Registrant's corporate stock and bond offerings are highly dependent on market conditions.

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

     In addition to the underwriting and syndication activities described above, the Registrant engages in other investment banking services such as structuring, managing, and marketing private offerings of corporate and tax-exempt securities, assisting in arranging mergers and acquisitions, and providing valuation and financial consulting services for gift and estate tax purposes, employee stock ownership plans, mergers, acquisitions, stock purchase agreements, and other corporate finance purposes. Fees generated by corporate and municipal finance fees accounted for approximately 2% of the Registrant's total revenues during 1998.

Research Services

     The Registrant's research activities include reviewing and analyzing general market conditions and specific industries and performing primary research on individual companies, with particular emphasis on companies in the southeastern and Middle Atlantic United States and selected industries; making investment recommendations; reviewing client portfolios; publishing portfolio strategy recommendations; providing investment seminars for the benefit of clients and investment brokers; providing market and investment commentary through local media outlets; and responding to inquiries from clients and investment brokers. The Registrant's primary research effort is provided by ten senior primary analysts, nine associate analysts, a technical analyst and is supplemented by two New York correspondent firms which cover over 2,000 companies worldwide and provide extensive coverage on the economy and securities markets. The services provided by the Research Department are critically important to virtually all revenue-generating activities of the firm, including retail and institutional brokerage, market-making, and investment banking. Research reports are made available without charge to the Registrant's clients although certain research is distributed by subscription.

Investment Management

     Scott & Stringfellow Capital Management, Inc. ("SSCM"), a subsidiary of the Registrant, is a registered investment advisor which provides investment management services for individuals and their estates and trusts, corporations, charitable and educational foundations and employee benefit plans. Fees charged on investment accounts managed by SSCM, which are included in advisory and administrative service fees, represented approximately 4% of total revenues in 1998. As of June 26, 1998, SSCM had approximately $350 million of assets under management, a decline of 42% from $600 million at June 27, 1997. The decline in assets under management resulted from the formation of a new company, Atlantic Capital Management, LLC ("ACM"), by former principals of SSCM, during the third fiscal quarter of 1998. A significant number of SSCM's investment advisory contracts, representing assets under management, were transferred to ACM. The Registrant retains a 15% membership interest in ACM. Investment management services are expected to continue as a significant and growing area of the Registrant's business.

Administration and Operations

     The Registrant's operations and administrative personnel, consisting of 93 employees as of June 26, 1998, are responsible for the execution of orders; processing of securities transactions; receipt, identification and delivery of funds and securities; custody of clients' securities; cash management; credit; internal financial control; accounting; finance; human resources; employee benefits; purchasing; telecommunications; technology; facilities; general office services; client services; marketing; and compliance with regulatory requirements.

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

                                                        Monthly
Fiscal Years                            High             Low             Average
------------                           ------           ------           -------

     1998                              53,814           38,020            43,547
     1997                              41,858           28,036            35,332
     1996                              42,272           25,281            32,048
     1995                              33,659           19,936            24,360
     1994                              25,141           18,857            21,485

     The Registrant currently utilizes the services of SunGard Financial Systems, Inc. for the electronic data processing of all data pertinent to security transactions. General accounting is performed through an in- house general ledger system. Other computerized systems are used in support of various administrative, operations, and trading functions. The Registrant also maintains an administrative computer network ("intranet") to support electronic mail, the sharing of computer applications and data files between employees, and access to the Internet.

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

     Customer transactions are recorded and posted to the books daily; designated personnel monitor them to ensure compliance with applicable laws, rules, and regulations. An Administration and Operations Committee meets monthly to review operational conditions in the firm. In addition, the Chief Operations Officer, Chief Financial Officer, Chief Compliance Officer, Director of Human Resources, and Director of Administrative Services sit on the Management Committee which normally meets weekly to discuss current issues related to the overall day-to-day management of the firm. The Registrant has an internal auditor who performs periodic reviews of controls and has direct access to the Audit Committee of the Board of Directors, which includes three outside directors.

Competition

     The Registrant is engaged in the highly competitive securities brokerage and financial services businesses. It competes directly with other regional securities brokerage firms, large Wall Street securities firms, discount brokerage firms, and internet brokerage firms for a share of the retail brokerage business in its market area. To an increasing degree, the Registrant also competes for various segments of the retail financial service business with other institutions such as commercial banks, savings institutions, mutual fund companies, life insurance companies and financial planning firms. In particular, legal and regulatory changes have recently allowed commercial banks and their holding companies to compete more directly in the brokerage and investment banking businesses.

     In addition to the competition for retail investment business, there is substantial competition among firms in the securities industry to attract and retain experienced and productive investment brokers. (See "Employees.")

     Many of these competitors have far greater personnel and financial resources than the Registrant. Larger competitors are able to advertise their products and services on a national or regional basis and have a far greater number and variety of distribution outlets for their products. Discount and internet brokerage firms market their services through aggressive pricing and promotional efforts. In addition, several regional competitors have much more extensive investment banking activities than the Registrant and therefore possess a relative advantage with regard to securities distribution.

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

Employees

     As of June 26, 1998, the Registrant had 616 employees, of whom 260 had full-time investment broker responsibilities. None of the Registrant's employees are covered by a collective bargaining agreement.

     In large part, the Registrant's future success is dependent upon its continuing ability to hire, train and retain qualified investment brokers. The total number of investment brokers increased to 260 from 237 during the fiscal year reflecting new hires offset by investment brokers leaving the Registrant's employ and employees transferred to and from investment broker and other positions. The Registrant trains new investment brokers who are required to take examinations given by the NYSE, the NASD and certain state securities regulators in order to be registered and qualified. The Registrant also provides for continuing training programs for investment brokers. Investment brokers are required to meet continuing education requirements as promulgated by the industry. Competition is intense among securities firms for investment brokers with good sales production records.

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

Regulation

     The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self- regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Scott & Stringfellow is currently registered in 42 states and the District of Columbia.

     The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales practices, trade practices among broker-dealers, capital structure of securities firms, uses and safekeeping of clients' funds and securities, record keeping, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in interpretations or enforcement of existing laws and rules, often affect directly the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fines, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker- dealers is the protection of clients and the securities market rather than the protection of creditors or stockholders of broker-dealers.

     One of the most important regulations with which the Registrant's broker-dealer subsidiary must continually comply is SEC Rule 15c3-1 and a similar rule of the NYSE which require the Registrant's broker-dealer subsidiary to maintain a minimum amount of net capital, as defined. These rules, under the alternative method, prohibit a broker or dealer from engaging in any securities transactions at a time when its net capital is less than 2% of aggregate debit items arising from customer transactions; in addition, restrictions may be imposed on the operations of a broker or dealer if its net capital is less than 5% of aggregate debit items. At June 26, 1998, the Registrant's broker-dealer subsidiary's net capital was 12% of aggregate debit items. (See note 6 of Notes to Consolidated Financial Statements for fiscal 1998 incorporated herein by reference.)

     The laws, rules and regulations of the various federal, state and other regulatory bodies of which the business of the Registrant is subject are constantly changing. While the management believes that it is currently in compliance in all material respects with all laws, rules and regulations applicable to its business, it cannot predict what effect any such changes might have.

Item 2. PROPERTIES

     The Registrant uses general office space for the conduct of its business. The Registrant's main office is located in the Mutual Building, 909 East Main Street, Richmond, Virginia, and its branch operations are conducted in various office buildings located in 30 other municipalities in which it does business. All of the Registrant's offices are leased. (See note 12 of Notes to Consolidated Financial Statements for fiscal 1998 incorporated herein by reference.) The Registrant renovates and relocates its retail branch offices as needed to accommodate additional investment brokers and improve client service. Although the Registrant's offices are leased, relocations and renovations often require capital expenditures for leasehold improvements, furniture and equipment. In addition, installation of new computer hardware, software and supporting systems pursuant to the Registrant's technology plan requires significant ongoing capital expenditures.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of the Registrant as of June 26, 1998, are as follows:


Name                        Age     Positions with the Registrant
----                        ---     -----------------------------
S. Buford Scott              65     Chairman of the Board
Frederic Scott Bocock        66     Vice Chairman of the Board
John Sherman, Jr.            52     Director, President and Chief Executive Officer
Steven C. DeLaney            44     Director, Executive Vice President and Director of Capital Markets
Charles E. Mintz             44     Director, Executive Vice President and Director of Retail Markets
Sandra D. Glass              59     Senior Vice President and Director of Operations
William F. Gunter            55     Senior Vice President and Director of Financial Products and Services
Norman L. Hancock            60     Senior Vice President and Chief Compliance Officer
Kenneth A. Thomas            50     Senior Vice President and Director of Administrative Services
Diann D. Fox                 49     Senior Vice President and Director of Human Resources
Guy P. Chance                63     First Vice President and Director of Marketing
Mike D. Johnston             38     Senior Vice President and Chief Financial Officer

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

     Frederic Scott Bocock has served as Vice Chairman of the Board of Directors of the Registrant and Scott & Stringfellow since 1984, and served as President of Scott & Stringfellow from 1974 until 1984. Mr. Bocock is Chairman of Scott & Stringfellow Capital Management, Inc. and is President of the Men's Board of the Virginia Home. Mr. Bocock, S. Buford Scott and R. Strother Scott, a First Vice President - Corporate Finance, are first cousins to one another and grandsons of Frederic William Scott, co-founder of Scott & Stringfellow.

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

     Steven C. DeLaney, was elected to the Board of Directors of the Registrant in October 1995. Mr. DeLaney currently serves as Executive Vice President and Director of Capital Markets with overall responsibility for equity and fixed income research, investment banking, institutional sales, and trading. Mr. DeLaney served as Chief Financial Officer of the Company from 1992 to 1995. Prior to joining the Registrant, Mr. DeLaney was employed from 1976 to 1991 by a Virginia-based, diversified financial services company where he held several senior-level financial and executive positions. Mr. DeLaney is a financial and operations principal (series 27) and general securities principal (series 24).

     Charles E. Mintz was elected to the Board of Directors and named Executive Vice President in January 1998. Mr. Mintz has served as Director of Retail Markets of Scott & Stringfellow since February 1997. From January 1996 to February 1997, Mr. Mintz served as Chief Financial Officer after serving as First Vice President and Chief Administrative Officer from May 1995 to January 1996. Mr. Mintz joined Scott & Stringfellow in August 1990 as manager of the Wilmington, North Carolina branch office. Prior to joining Scott & Stringfellow, Mr. Mintz served as President of Fox, Graham & Mintz Securities, Inc. from 1985 until its 1990 acquisition by Scott & Stringfellow. Prior to 1985, Mr. Mintz was the Myrtle Beach, South Carolina branch manager of Wheat, First Securities, Inc.

     Sandra D. Glass joined the Registrant in 1986 as Director of Operations. Previously, she was a Senior Vice President and Director of Operations for Schneider, Bernet & Hickman, Inc., a regional brokerage firm in Dallas, Texas where she was employed from 1965 to 1985. Ms. Glass was named Senior Vice President in 1993 and served on the Board of Directors of Scott & Stringfellow, Inc. from 1996 to 1998.

     William F. Gunter was elected Senior Vice President in 1993 and a Director of Scott & Stringfellow, Inc. in April 1996. Mr. Gunter joined Scott & Stringfellow in 1981, and is currently Director of Financial Products and Services with overall responsibility for mutual funds, annuities, insurance, retirement plans, financial planning, and money markets. Prior to 1981, Mr. Gunter was a Vice President with Wheat First Securities and a trust officer with First & Merchants National Bank.

     Norman L. Hancock joined Scott & Stringfellow in October 1992 as Chief Compliance Officer. Prior to joining Scott & Stringfellow, Mr. Hancock was with Wheat, First Securities, Inc. for 35 years, where he was Senior Vice President and Compliance Director for 18 years. He served as cashier and personnel director in earlier years. Mr. Hancock was named Senior Vice President in 1996.

     Kenneth A. Thomas is a Senior Vice President and Chief Administrative Officer at Scott & Stringfellow. He also serves on the firm's Management and Operations Committees. Mr. Thomas joined Scott & Stringfellow 4 years ago and is responsible for the firm's technology, communications, facilities, and other office support systems and services. Previously, he was a Senior Vice President with Wheat, First Securities, Inc., serving 21 years in various administrative, systems, and operational management capacities.

     Diann D. Fox was elected Senior Vice President of Human Resources in January 1997. Ms. Fox joined Scott & Stringfellow in 1972 after being with Paine Webber (formerly Abbot, Proctor and Payne) since 1968. Prior to accepting an administrative position in Human Resources, Ms. Fox served in the research department providing analytical support to the firm's investment advisory, primary, and correspondent research functions. Ms. Fox has managed the Human Resources function since 1987.

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

     Mike D. Johnston joined Scott & Stringfellow in 1987 and was named Vice President and Treasurer in 1995. In February 1997, Mr. Johnston was named Chief Financial Officer. As Chief Financial Officer, Mr. Johnston is responsible for accounting, finance, and client services functions. Prior to joining Scott & Stringfellow, Mr. Johnston was a tax manager for KPMG Peat Marwick. Mr. Johnston holds a CPA certificate and serves on the board of directors of NOVA of Virginia Aquatics. Mr. Johnston is a financial and operations principal (series 27).

     All officers serve at the discretion of the Board of Directors.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     The information required by this item is incorporated herein by reference to the Corporate Information on exhibit page 13.40 of the Annual Report to Shareholders for fiscal 1998. The computation of the approximate number of holders of the Registrant's common stock is based on the number of holders of record as of June 26, 1998. Information on the holders of record of the Registrant's common stock is maintained and produced by the Registrant's transfer agent, ChaseMellon Shareholder Services.

Item 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to exhibit page 13.1 of the Annual Report to Shareholders for fiscal 1998.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to exhibit pages 13.2 to 13.10 of the Annual Report to Shareholders for fiscal 1998.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item, except for the required financial statement schedule, is incorporated herein by reference to exhibit pages 13.11 to 13.23 of the Annual Report to Shareholders for fiscal 1998. The financial statement schedule, which includes the Parent-only Condensed Financial Statements of the Registrant, is included on pages 22 to 24 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements on accounting and financial disclosure.


PART II

Item 10.   INFORMATION REGARDING EXECUTIVE OFFICERS

     The information regarding Executive Officers required by Item 10 is shown on page 12 of this Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

     The following table provides information concerning the compensation and stock option grants received by the Company's Chief Executive Officer and each of its four other most highly compensated executive officers for the fiscal year ended June 26, 1998, and for each of the two previous fiscal years.


                                         SUMMARY COMPENSATION TABLE
                                                                               Long Term
                                            Annual Compensation               Compensation    All Other
   Name and                                                    Other Annual     Options      Compensation
 Principal Position       Year       Salary      Bonus (1)   Compensation (2)   Granted #      (3)(4)(5)
-------------------       ----      --------     --------    ----------------   ---------    ------------
John Sherman, Jr.         1998      $200,000     $337,000       $4,312                0         $42,296
President and             1997       184,769      163,731        3,889                0          42,453
Chief Executive Officer   1996       149,054       98,678       12,072            2,500          45,866

Sidney Buford Scott       1998             0      130,000        2,272                0         261,188
Chairman of the Board     1997             0      120,657        1,404                0         207,763
                          1996             0      120,000        1,404                0         250,380

Frederic Scott Bocock     1998        40,000      225,000        1,197                0         342,656
Vice Chairman             1997        40,000      207,357        2,810                0         285,205
                          1996        40,000      139,500        1,776                0         249,381

Steven C. DeLaney         1998       150,000      238,000        2,344                0          15,371
Executive Vice President  1997       139,259      134,640        2,128                0          13,141
                          1996       107,500      106,500          204            2,500           9,046

Charles E. Mintz          1998       150,000      240,000       10,712                0          18,601
Executive Vice President  1997       128,731      114,695       11,560                0          13,189
                          1996        94,382       57,849        9,918            2,500          16,050

(1) The Company pays discretionary cash bonuses to executive and management personnel based on individual performance and Company financial results. See Committee Report on Executive Compensation -- Cash Bonuses. Included in the amounts shown as Bonus for 1998 are the following discretionary cash bonuses:
Mr. Sherman -- $337,000; Mr. Scott -- $130,000; Mr. Bocock -- $125,000; Mr.
DeLaney -- $238,000; and Mr. Mintz -- $240,000. The 1998 Bonus amounts also include bonuses of $100,000 paid to Mr. Bocock based on departmental results.

(2) Included in Other Annual Compensation for 1998 are amounts representing forgivable loan expense for Mr. Mintz in the amount of $6,944. Also included are the following amounts representing non-cash awards and other miscellaneous perquisites and benefits: Mr. Sherman -- $4,312; Mr. Scott -- $2,272; Mr. Bocock --$1,197; Mr. DeLaney -- $2,344; Mr. Mintz -- $3,768.

(3) Included in All Other Compensation for fiscal 1998, the following amounts of commissions and incentives earned from securities brokerage activities: Mr. Sherman -- $22,887; Mr. Scott -- $245,730; Mr. Bocock -- $323,247; Mr. DeLaney
-- $492 and Mr. Mintz -- $4,092.

(4) The Company has a voluntary contributory profit sharing plan that covers substantially all employees. See Committee Report on Executive Compensation -- Profit Sharing and Deferred Plans. Company contributions to the plan may be in the form of either discretionary matching contributions or additional discretionary contributions. Included in All Other Compensation for fiscal year 1998 are the following amounts representing Company contributions to the profit sharing plan: Mr. Sherman -- $8,969; Mr. Scott -- $8,969; Mr. Bocock -- $8,969; Mr. DeLaney -- $8,969; and Mr. Mintz -- $8,969.

(5) The Company has established a non-qualified deferred compensation plan for selected highly- compensated employees. See Committee Report on Executive Compensation -- Profit Sharing and Deferral Plans. Voluntary deferrals under the deferred compensation plan during fiscal 1998 are included in the category of compensation from which such deferrals were elected. Company contributions under the deferred compensation plan for fiscal 1998 in the following amounts are included in All Other Compensation: Mr. Sherman -- $10,440; Mr. Scott -- $6,489; Mr. Bocock -- $10,440; Mr. DeLaney -- $5,909; and Mr. Mintz -- $5,450.

There were no stock options granted to the Company's five most highly-compensated executive officers during the fiscal year ended June 26, 1998.

The following table provides information concerning any stock options exercised during the fiscal year ended June 26, 1998 by the Company's five most highly compensated executive officers and the value of their unexercised stock options at June 26, 1998.

                  AGGREGATE OPTION EXERCISES DURING FISCAL 1998
                        AND FISCAL YEAR END OPTION VALUE

                                                             Number Of                 Value Of Unexercised
                                                      Unexercised Options At           In-The-Money Options
                      Shares Acquired    Value           June 26, 1998 (#)            At June 26, 1998 (1)(2)
    Name              On Exercise (#)   Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
   ------             ---------------   --------    -----------    -------------    -----------    -------------
John Sherman, Jr.        5,670          $80,182         --            6,870         $       --        $111,294
Sidney Buford Scott      --               --            6,660           540            116,685           9,202
Frederic Scott Bocock    --               --            9,360           540            172,883           9,202
Steven C. DeLaney        2,910           40,279         2,220         6,870             36,332         111,294
Charles E. Mintz         --               --            2,010         4,440             32,762          70,225



(1) The closing price of the Company's Common Stock was $24.75 per share on June 26, 1998.

(2) The value of unexercised options is determined by the difference between the fair market value of the option shares ($24.75 per share) and the exercise prices of the options held at June 26, 1998.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding shares of Common Stock beneficially owned as of September 17, 1998 by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director and nominee for director of the Company; and (iii) the directors and executive officers as a group. Unless otherwise noted, each individual has sole voting power and sole investment power with respect to the number of shares set forth opposite his name. The address of Mr. Bocock and Mr. Scott is 909 East Main Street, Richmond, Virginia 23219. The address of Mr. Kellogg is c/o Spear, Leeds & Kellogg, 120 Broadway, New York, New York 10271.




                                                                            Percent  of
Name                                            Number of Shares (1)     Outstanding Shares
Peter R. Kellogg (2)                                  375,000                    11.1%
Frederic Scott Bocock (3)                             294,300                     8.6
Sidney Buford Scott (4)                               219,316                     6.4
John J. Muldowney                                     129,600                     3.8
John Sherman, Jr. (6)                                  56,941                     1.7
R. Bruce Campbell (7)                                  53,795                     1.6
William F. Calliott                                    50,434                     1.5
David Plageman (5)                                     47,450                     1.4
Steven C. DeLaney (6)                                  33,530                     1.0
Charles E. Mintz (6)                                   33,495                     1.0
Robert L. Hintz                                         9,569                     0.3
R. Gordon Smith                                         7,769                     0.2
William W. Berry                                        4,169                     0.1

All directors and executive officers
as a group (19 persons) (6)                           999,921                    28.9


(1) Beneficial ownership shown for the following individuals and group includes the indicated number of shares of Common Stock that may be purchased upon the exercise of stock options which are exercisable within the next sixty days: Mr. Bocock (9,900), Mr. Scott (7,200), Mr. Muldowney (3,600), Mr. Sherman (6,870),
Mr. Campbell (4,500), Mr. DeLaney (6,750), Mr. Mintz (6,450) and all directors and executive officers as a group (62,280).

(2) Information concerning the shares owned by Mr. Kellogg was derived from a Form 4 filed with the Securities and Exchange Commission on March 7, 1995. According to this filing, Mr. Kellogg owns 90,000 shares directly. He also indirectly controls: 142,500 shares owned by IAT Reinsurance Syndicate Ltd., a Bermuda corporation of which he is the sole holder of voting stock; 90,000 shares owned by his wife; and 52,500 shares owned by a family trust of which he is a trustee. Mr. Kellogg disclaims beneficial ownership of the shares owned by the corporation, his wife, and the trust.

(3) Includes 222,800 shares owned by Mr. Bocock's children and trusts for his children, as to which shares Mr. Bocock disclaims beneficial ownership.

(4) Includes 31,816 shares owned by Mr. Scott's wife, children, and grandchildren, as to which shares Mr. Scott disclaims beneficial ownership.

(5) Includes 3,300 shares owned by Mr. Plageman's children as to which Mr. Plageman shares voting and/or investment power.

(6) Includes shares purchased pursuant to the Management Stock Purchase Loan Plan for the following individuals: Mr. Sherman -- 22,940 shares; Mr. DeLaney -- 20,440 shares; Mr. Mintz -- 20,440; Mr. Campbell -- 1,500 shares; and all directors and executive officers as a group -- 90,320 shares.

(7) Includes 19,500 shares owned by Mr. Campbell's wife, as to which shares Mr. Campbell disclaims beneficial ownership.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Pursuant to the terms of the Management Stock Purchase Loan Plan, the Company issues common stock to certain management employees, including some directors and executive officers, in exchange for promissory notes. The stock is issued at fair market value. The notes are payable on demand, full recourse, secured by a collateral pledge of the common stock, and bear interest at the short-term applicable federal rate. The following table lists directors and executive officers with indebtedness in excess of $60,000 under this plan:

                                 Largest Amount  Balance          Interest
 Name               Position     of Indebtedness August 31, 1998   Rate

 John Sherman, Jr.  Director         $304,635   $274,635         5.39% to 6.23%
 Charles E. Mintz   Director          262,510    242,510         5.39% to 6.23%
 Steven C. DeLaney  Director          267,010    242,510         5.39% to 6.23%
 Kenneth A. Thomas  Executive Officer  94,375     94,375         5.39% to 6.23%
 William F. Gunter  Executive Officer  83,438     83,438         5.39% to 6.23%
 Mike D. Johnston   Executive Officer  84,250     84,250         5.39% to 6.23%
 Diann D. Fox       Executive Officer  73,313     73,313         5.39% to 6.23%
 Norman L. Hancock  Executive Officer  73,313     73,313         5.39% to 6.23%

      Certain directors and officers of the Registrant maintain margin accounts with Scott & Stringfellow, Inc.. Such extensions of credit are made in the ordinary course of business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the usual risk of collectability or present other unfavorable terms.

      McGuire, Woods, Battle & Boothe, LLP, of which R. Gordon Smith, a director, is a partner, serves as General Counsel to the Registrant.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) List of Financial Statements, Financial Statement Schedules, and Exhibits

      (1) The following consolidated financial statements of the Registrant and its subsidiaries, included on exhibit pages 13.11 to 13.23 of the Annual Report to Stockholders for fiscal 1998, are incorporated herein by reference:

      Consolidated Statements of Financial Condition - June 26, 1998 and June 27, 1997. Consolidated Statements of Income - Fiscal years ended June 26, 1998, June 27, 1997, and June 28, 1996.
      Consolidated Statements of Changes in Stockholders' Equity - Fiscal years ended June 26, 1998, June 27, 1997, and June 28, 1996.
      Consolidated Statements of Cash Flows - Fiscal years ended June 26, 1998, June 27, 1997 and June 28, 1996.
      Notes to Consolidated Financial Statements.
      Report of Independent Auditors

      (2) The following financial statement schedules of Scott & Stringfellow Financial, Inc. are required by Section 210.5-04 of Regulation S-X:

      Independent Auditors' Report on Financial Statement Schedule        pg. 23
      Schedule I - Condensed Financial Statements of Registrant           pg. 24

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



      EXHIBIT NUMBER                                                PAGE

      3. Articles of Incorporation                                  Filed as Exhibits 3.1 through
                                                                    3.4 to Form S-18
                                                                    Registration Statement
                                                                    #33-8967 and incorporated
                                                                    herein by reference

      4. Material Contracts -

          Other Material Contracts                                  Filed as Exhibits 10.1
                                                                    through 10.5
                                                                    in Form S-18 Registration
                                                                    Statement #33-8967 and
                                                                    incorporated herein by
                                                                    reference

          Bank Loan Agreements with Crestar Bank                    Exhibit 10

          Bank Loan Agreements with Branch Banking and
          Trust Company                                             Exhibit 10


     13. Certain portions of the Annual Report to Shareholders for the year ended June 26, 1998, to the extent specifically
         incorporated by reference herein                           Exhibit 13

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

     23. Consent of Independent Auditors                            Exhibit 23

     27. Financial Data Schedule                                    Exhibit 27



   (b)   Reports on Form 8-K.

     The Registrant filed a Current Report on Form 8-K on August 10, 1998, which reported the announcement of a plan to merge with BB&T Corporation.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, State of Virginia, on the 23rd day of September, 1998.

                           SCOTT & STRINGFELLOW FINANCIAL, INC. (REGISTRANT)

BY    /s/John Sherman, Jr.                               September 23, 1998
      John Sherman, Jr.                                  Date
      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signature                               Title                                              Date

/s/John Sherman, Jr.                    President and Director                             September 23, 1998
John Sherman, Jr.                       (Principal Executive Officer)

/s/Mike D. Johnston                     Senior Vice President and                          September 23, 1998
Mike D. Johnston                        Chief Financial Officer
                                        (Principal Financial / Accounting Officer)

/s/S. Buford Scott                      Director                                           September 23, 1998
S. Buford Scott

__________________                      Director                                           September 23, 1998
Frederic S. Bocock

/s/William F. Calliott                  Director                                           September 23, 1998
William F. Calliott

/s/David Plageman                       Director                                           September 23, 1998
David Plageman

/s/John J. Muldowney                    Director                                           September 23, 1998
John. J. Muldowney

/s/R. Bruce Campbell                    Director                                           September 23, 1998
R. Bruce Campbell

/s/Charles E. Mintz                     Director                                           September 23, 1998
Charles E. Mintz

/s/Steven C. DeLaney                    Director                                           September 23, 1998
Steven C. DeLaney

/s/William W. Berry                     Director                                           September 23, 1998
William W. Berry





/s/R. Gordon Smith                      Director                                            September 23, 1998
R. Gordon Smith

__________________                      Director                                            September 23, 1998
Robert L. Hintz


          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors
Scott & Stringfellow Financial, Inc.


Under date of August 14 , 1998, we reported on the consolidated statements of financial condition of Scott & Stringfellow Financial, Inc. and subsidiaries as of June 26, 1998 and June 27, 1997 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended June 26, 1998, June 27, 1997 and June 28, 1996, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the 1998 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement Schedule I. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.



In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/KPMG Peat Marwick LLP


Richmond, Virginia
August 14, 1998

Schedule I - Condensed Financial Statements of Registrant
Scott & Stringfellow Financial, Inc. (Parent only)

Condensed Statements of Financial Condition



                                                     June 26,           June 27,
                                                      1998               1997

ASSETS
   Cash                                            $    14,107       $    65,385
   Investments in not readily
     marketable securities                                 -              77,831
   Investments in subsidiaries (a)                  34,574,425        29,486,822
   Other assets                                         35,111             6,010

   Total Assets                                    $34,623,643       $29,636,048

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Intercompany (a)                                $     5,000       $   172,831
   Accounts payable and other liabilities              332,743           285,565

   Total Liabilities                                   337,743           458,396

Stockholders' Equity:
   Common stock, $0.10 par value. Authorized
     10,000,000 shares; issued and outstanding
     3,277,657 in 1998 and 3,172,946 shares
     in 1997                                           327,767           317,295
   Additional paid-in capital                       15,430,595        12,540,734
   Retained earnings                                20,251,287        17,384,953
   Less: Subscriptions Receivable                   -1,723,749        -1,065,330

   Total Stockholders' Equity                       34,285,900        29,177,652

   Total Liabilities and Stockholders' Equity      $34,623,643       $29,636,048


Condensed Statements of Income
                                                                     Years Ended
                                                 June 26, 1998     June 27, 1997    June 28, 1996

Equity in undistributed net income
   from subsidiaries (a)                           $ 4,511,991       $ 2,418,346      $ 3,318,072
Cash dividends (a)                                   1,146,720         1,003,409          857,641
Interest income                                         99,610            35,824            -
Income before income taxes                           5,758,321         3,457,579        4,175,713

Income taxes                                            23,600              -               -

Net income                                         $ 5,781,921       $ 3,457,579      $ 4,175,713




(a) Eliminated in consolidation. See Notes to Consolidated Financial Statements contained in the 1998 Annual Report to Shareholders and incorporated herein by reference. See accompanying auditors' report.

Condensed Financial Statements of Registrant
Scott & Stringfellow Financial, Inc. (Parent only)

Condensed Statements of Cash Flows


                                                                           Years Ended
                                                       June 26, 1998     June 27, 1997    June 28, 1996

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $ 5,781,921       $ 3,457,579      $ 4,175,713
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed net income
     of subsidiaries                                     -4,511,991        -2,418,346       -3,318,072
   Changes in assets and liabilities:
     Inter-company payable                                 -167,831              -             -
     Other assets                                           -29,101            -6,010          -

Net cash provided by operating activities                 1,072,998         1,033,223          857,641

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid                                   -1,146,720        -1,003,409         -857,641
   Purchase and retirement of common stock               -2,048,653        -4,296,161          -19,140
   Issuance of common stock                               2,568,877         1,548,070        1,009,250

Net cash provided by (used for) financing activities       -626,496        -3,751,500          132,469

CASH FLOWS FROM INVESTING ACTIVITIES
   Distributions from subsidiaries                        2,048,653         4,296,161           19,140
   Contributions to subsidiaries                         -2,546,433        -1,512,499       -1,009,250

Net cash provided by (used for) investing activities       -497,780         2,783,662         -990,110

Net change in cash and cash equivalents                     -51,278            65,385             -

Cash and cash equivalents at beginning of year               65,385              -                -

Cash and cash equivalents at end of year                     14,107            65,385             -



See Notes to Consolidated Financial Statements contained in the 1998 Annual Report to Shareholders and incorporated herein by reference.

See accompanying independent auditors' report.