Form 10-Q
period 1998-09-25
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1998-11-09
CIK 802555

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 25, 1998

                              OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from....................to.....................

                Commission file number 0-15105

             SCOTT & STRINGFELLOW FINANCIAL, INC.
    (Exact name of Registrant as specified in its charter)

    Virginia                                    54-1315256
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation or Organization)


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

                   Yes   X          No ....




On November 4, 1998, there were 3,505,196 shares of Scott & Stringfellow Financial, Inc. Common Stock, par value $.10, issued and outstanding.







             SCOTT & STRINGFELLOW FINANCIAL, INC.

                             INDEX

                                                           Page Number


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Statements of Financial Condition -
     September 25, 1998 (unaudited) and June 26, 1998                3

     Consolidated Statements of Income (unaudited) -
     Quarterly periods ended September 25, 1998
      and September 26, 1997                                         4

     Consolidated Statements of Cash Flows (unaudited) -
     Quarterly periods ended September 25, 1998
      and September 26, 1997                                         5

     Notes to Consolidated Financial Statements                      6

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             7

PART II. OTHER INFORMATION

  Item 2. Changes in Securities                                     11

  Item 6. Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                          12

EXHIBITS


















PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited)

                                             September 25,    June 26,
                                                  1998          1998
ASSETS
  Cash and cash equivalents                   $ 4,477,077   $ 3,218,034
  Cash segregated under Federal regulations         5,019         5,397
  Receivable from brokers, dealers and
    clearing organizations                      3,780,254     8,342,188
  Receivable from customers                   131,034,188   123,667,772
  Trading and investment securities,
    at market value                            10,585,158    12,470,571
  Exchange memberships, at adjusted cost          838,100       838,100
  Equipment and leasehold improvements,
    less depreciation and amortization          5,015,298     4,993,196
  Deferred income taxes                         1,703,429     1,703,429
  Other assets                                 11,055,227    12,754,076

Total Assets                                $ 168,493,750 $ 167,992,763

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Drafts payable                          $     3,341,352 $           0
  Short term bank loans                         7,200,000    18,900,000
  Payable to brokers, dealers and clearing
    organizations                               7,519,960     6,134,290
  Payable to customers                         95,867,293    89,810,049
  Securities sold, but not yet purchased,
    at market value                             1,608,214     2,550,751
  Accounts payable, accrued compensation
    and other liabilities                      17,344,341    16,311,773

  Total Liabilities                           132,881,160   133,706,863

Stockholders' Equity
  Common stock, $0.10 par value; Authorized
    10,000,000 shares; Issued and outstanding
    3,481,541 and 3,277,657 shares                348,155       327,767
  Additional paid-in capital                   17,272,408    15,430,595
  Retained earnings                            20,010,259    20,251,287
  Less: subscriptions receivable               -2,018,232    -1,723,749

  Total Stockholders' Equity                   35,612,590    34,285,900

Total Liabilities and Stockholders' Equity  $ 168,493,750 $ 167,992,763

See notes to consolidated financial statements.


     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
For the Quarters Ended September 25, 1998 and September 26, 1997
                          (Unaudited)

                                            September 25, September 26,
                                                 1998          1997
REVENUES
  Commissions                                $ 13,363,363 $ 13,092,403
  Principal transactions                        2,952,811    3,937,695
  Investment banking                            2,015,213    3,284,357
  Interest and dividends                        2,882,349    2,266,577
  Advisory and administrative service fees      2,672,686    2,692,741
  Other                                           -56,877      170,418

  Total Revenues                               23,829,545   25,444,191

EXPENSES
  Employee compensation and benefits           14,564,914   16,331,921
  Communications                                1,261,153    1,033,227
  Occupancy and equipment                       1,424,218    1,225,729
  Advertising and sales promotion                 699,151      565,008
  Postage, stationery and supplies                794,052      646,918
  Brokerage, clearing and exchange fees           467,640      454,765
  Data processing                                 520,391      455,752
  Interest                                      1,153,111      915,322
  Other operating expenses                      1,508,332    1,241,085

  Total Expenses                               22,392,962   22,869,727

  Income before income taxes                    1,436,583    2,574,464

  Income taxes                                    629,400      949,000

  NET INCOME                                    $ 807,183  $ 1,625,464


  Earnings per share, basic                         $0.24        $0.51

  Earnings per share, diluted                       $0.23        $0.48

  Dividends declared per share                      $0.10        $0.09

  Weighted average common shares outstanding    3,334,894    3,170,201

  Weighted average common shares and dilutive
    potential common shares outstanding         3,561,136    3,363,933

  See notes to consolidated financial statements.



     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters Ended September 25, 1998 and September 26, 1997
                          (Unaudited)

                                                  September 25,   September 26,
                                                        1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $ 807,183     $ 1,625,464
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                         467,347         418,148
  Allowance for doubtful accounts                       -20,366          15,677
  Losses on dispositions of fixed assets                  1,564          13,718
  Changes in assets and liabilities:
  Cash segregated under Federal regulations                 378         363,519
  Receivable from brokers, dealers and
   clearing organizations                             4,561,934      -3,847,286
  Receivable from customers                          -7,359,384      -2,030,605
  Trading securities                                  2,001,394         608,359
  Other assets                                        1,998,717        -729,203
  Payable to brokers, dealers and
   clearing organizations                             1,385,670         501,753
  Payable to customers                                6,057,244      12,497,025
  Securities sold, but not yet purchased               -942,537         359,604
  Accounts payable, accrued compensation
    and other liabilities                               312,123       3,173,344
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES  9,271,267      12,969,517

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of not readily
   marketable securities                                 84,123               0
  Purchases of not readily marketable securities       -200,104               0
  Proceeds from disposition of fixed assets               9,024             918
  Purchases of fixed assets                            -496,835        -462,210
  Repayment of loans receivable                          35,264          42,848
  Increase in loans receivable                         -325,000        -883,125
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES   -893,528      -1,301,569

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in drafts payable                        3,341,352         435,214
  Net change in short term bank loans               -11,700,000      -4,950,000
  Cash dividends paid                                  -327,766        -285,565
  Purchase and retirement of common stock                     0        -651,427
  Issuance of common stock                            1,567,718         827,160
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES -7,118,696      -4,624,618

Net increase (decrease) in cash and cash equivalents  1,259,043       7,043,330
Cash and cash equivalents at beginning of period      3,218,034       6,566,361
Cash and cash equivalents at end of period          $ 4,477,077    $ 13,609,691

Cash paid during the period for interest              $ 897,588       $ 631,894
Cash paid during the period for income taxes          $ 712,733       $ 640,925

See notes to consolidated financial statements.











  SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  September 25, 1998

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

  These interim consolidated financial statements are unaudited; however, such information reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the period in accordance with generally accepted accounting principles. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of the results which might be expected for the full fiscal year. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company's annual audited report for the fiscal year ended June 26, 1998.

  As of July, 1998, the Company implemented the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), which establishes standards for the reporting and presentation of comprehensive income. Under the standard, comphrehensive income is divided into net income and other comprehensive income. As the Company had no material items of other comprehensive income during the period, the implementation of SFAS 130 had no material effect on the consolidated financial statements.

2. NET CAPITAL REQUIREMENTS
  As a registered broker-dealer and a member of the New York Stock Exchange ("NYSE"), the Company's wholly-owned subsidiary, S&S, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1). S&S has elected to utilize the alternative method of the Rule, which prohibits a broker-dealer from engaging in any transactions which would cause its "net capital" to be less than 2% of its "aggregate debit balances" arising from customer transactions, as those terms are defined in the Rule. The NYSE may also impose restrictions on S&S's business if its net capital falls below 5% of aggregate debit balances. At September 25, 1998, S&S's net capital of $18,554,304 was 14% of its aggregate debit balances and was $15,893,439 in excess of its minimum regulatory requirement.

3. COMMON STOCK
  During the quarter ended September 25, 1998, the Company issued 203,152 shares of common stock pursuant to the exercise of employee stock options for net proceeds of $1,490,095. In addition, the Company issued 732 shares to its outside directors, pursuant to a private placement exemption, representing annual directors fees of $17,989. The Company did not repurchase any shares during the period.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's primary subsidiary, S&S, conducts a full-service, securities brokerage and investment banking business through 31 branch offices located in Virginia, North Carolina, South Carolina, and West Virginia. As a full service firm, S&S's securities brokerage activities include retail and institutional brokerage and the distribution of mutual funds, money market funds, and insurance products. S&S also offers specialized financial services including individual retirement account custodial services, portfolio evaluation, financial planning, and managed account services. S&S also provides loans to clients which are secured by marketable securities held in margin accounts. These brokerage activities are supported by an in-house equity research department and trading desks for over-the-counter equities, municipal bonds, and taxable fixed income securities. The Company's investment banking activities include the management of and participation in underwritings of corporate and municipal securities and financial advisory services to public and private companies and municipalities. Additionally, SSCM provides fee-based, investment advisory services to both individual and institutional clients. As of September 25, 1998, the Company employed 630 people including 263 employees with full-time investment broker responsibilities.

The Company's profitability, to a large degree, is sensitive to the market volume of trading in securities and the relative level and volatility of securities' market prices. Approximately 75% of the Company's total revenue is generated by commissions and sales credits, or mark-ups, on securities transactions. Many of the Company's activities have high operating costs which do not decrease proportionately with reduced levels of activity and may even increase during such periods. Moreover, many of these operating costs may increase at a proportionately greater rate than revenues during periods of increased activity. While the Company attempts to develop revenue sources which are less sensitive to financial market conditions, its profitability is adversely affected by sustained periods of reduced transaction volume or loss of brokerage clients. The Company's profitability is also adversely affected when it is unable to compensate for increases in fixed costs through the pricing of its services or increased transaction volume. As a full service firm, the Company's fixed cost structure is significantly higher than many of its competitors, particularly discount and Internet brokerage firms.

PROPOSED MERGER WITH BB&T CORPORATION

On August 10, 1998, the Company announced that it had entered into an Agreement and Plan of Reorganization with BB&T Corporation, a North Carolina corporation ("BB&T"). Pursuant to the agreement, the Company will be merged with and into BB&T, with BB&T as the surviving corporation. Under the agreement, which is subject to the approval of regulators and shareholders of the Company, one share of BB&T common stock will be exchanged for each share of the Company's common stock. On September 16, 1998, the agreement was amended to provide that the merger would be accounted for as a purchase. The Company's shareholders will vote on the transaction on January 13, 1999. The Company is currently working with BB&T to obtain the required regulatory approvals. Subject to receiving the required regulatory and shareholder approvals, the Company expects the merger to close on or around February 2, 1999.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 25, 1998

The Company reported net income of $807,000 for the three months ended September 25, 1998, which represented a 50% decline from the first quarter of fiscal 1998. Pre-tax income declined by 44% from the prior year. The Company's effective income tax rate increased to 44% for the period, compared to 37% for the prior year, because of non-deductible merger-related expenses. Diluted earnings per share of $0.23 declined by 52% from the same period last year, as average common shares and dilutive potential shares outstanding were approximately 6% higher than the prior year.

Total revenues for the quarter were $23,830,000, representing a decline of 6% from the first quarter of fiscal 1998. Turbulent equity market conditions during the months of August and September negatively impacted both underwriting activity and individual investor confidence. Commissions on agency transactions of $13,363,000 increased by 2% from the prior period while revenue from principal transactions of $2,953,000 declined by 25%. Although commissions on NYSE-listed stocks, mutual funds, and annuities increased from the prior period, commissions and sales credits on over-the-counter stocks and other exchange-listed stocks declined. Losses of $161,000 in the Company's
investment accounts negatively impacted principal transactions.   However,
equity trading profits of $349,000, which are included in principal transactions, remained positive despite the difficult market conditions. Investment banking revenues of $2,015,000 declined by $1,269,000, or 39%, from the prior period. Sales credits from managed equity underwritings declined by $680,000 as only 1 such offering was completed during the quarter as compared to 4 offerings during the first quarter of 1998. Underwriting management fees, also included in investment banking revenues, declined by $416,000. Advisory and administrative service fees of $2,673,000 were 1% lower than last year, as increases in managed account fees of $490,000 and money market trail fees of $195,000 offset a decline in advisory fees of $689,000, which was due to the decline in assets under management of SSCM, as a result of the transfer of advisory contracts to Atlantic Capital Management in February 1998.

Although revenues declined by 6% from the prior year, total expenses declined by only 2% to $22,393,000 from $22,870,000 in 1998, reflecting the fact that only a portion of the Company's costs are variable with revenue. Employee compensation and benefits, the Company's largest expense item, declined by $1,767,000, or 11%, as a result of lower levels of departmental bonuses, which are based on revenues and departmental profitability, and discretionary compensation, which is based on overall firm operating return on equity. In addition, earnings on deferred compensation accounts, which are recorded as compensation expense to the Company, were $443,000 less than the prior year as a result of the decline in the equity market index during the period. Non-compensation and non-interest expenses increased by $1,052,000, or 19%, from the prior period as a result of continued growth in fixed costs related to technology initiatives, growth in headcount, and expansion, as well as legal matters and merger-related expenses. Communications expense increased by 22% as a result of increased cost for long distance and data communications. Occupancy and equipment expenses increased by 16% because of higher office rent, associated with additional space leased in downtown Richmond as well as new and expanded branch offices. Postage, stationery and supplies increased by 23% as a result of office cabling projects as well as increased costs for general supplies and printed materials. Advertising and sales promotion expenses increased by 24% and included increased expenses for incentive sales trips and a variety of other marketing and public relations expenses.
Increases in brokerage, clearing and exchange fees of 3% reflected the flat trading volume while an increase of 14% in data processing expense reflected the ongoing custom programming work being performed at our data processing service bureau (not related to Year 2000 remediation.) Other operating expenses, which increased by 22%, included merger-related legal and other expenses of $100,000. In addition, the provision for legal losses and computer consulting fees increased significantly from the prior year.

Interest and dividend revenues increased by $616,000, or 27%, as a result of continued growth in receivable balances from customer margin accounts, which were approximately 40% higher than during the comparable period one year ago. Partially offsetting a $713,000 increase in customer margin interest was a $124,000 decline in bank interest income due to lower average cash balances held in reserve bank accounts under federal regulations governing the protection of customer balances. Interest expense increased by $238,000, or 26%, primarily as a result of higher interest-bearing customer credit balances and increased average bank borrowing levels. Overall, interest and dividend income, net of interest expense, increased by $378,000, or 28%, from the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the Consolidated Statement of Cash Flows contained in this report, the Company's primary sources of cash flow are the net cash provided from the earnings of the Company and increases in the amounts payable to customers and other short-term liabilities incurred in the normal course of the Company's securities brokerage business.

For the three month period ended September 25, 1998, net cash provided by operations was $9,271,000. In addition to net income of $807,000, cash flow from operations was also provided by, among other items, an increase in payables to customers of $6,057,000. Because of the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary and therefore are of limited value as indicators of long-term trends in the Company's liquidity and capital resources. However, increases in customer credit balances (excess funds kept by customers with the Company) have been a significant source of cash in recent periods. Cash of $7,359,000 was used for increasing the receivable from customers balance, primarily for increased levels of margin lending.

Net cash flow of $893,000 was used for investing activities, which included fixed asset additions of $497,000 and the extension of $325,000 of loans, primarily related to employee recruiting efforts.

Financing activities used net cash of $7,119,000, which included repayment of short-term bank loans of $11,700,000, as offset by increases in outstanding drafts and cash from the issuance of common stock of $1,568,000 as a result of the exercise of stock options and repayments of obligations under the Management Stock Purchase Loan Plan.

At September 25, 1998, approximately 89% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivables from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by customer credit balances, short-term bank borrowings and equity capital. The Company utilizes short-term bank borrowings under established lines of credit with several banking institutions. A total of $60,000,000 in approved lines of credit was available to the Company at September 25, 1998, of which $7,200,000 was outstanding. The Company had no other debt obligations outstanding at that date.

The Company is subject to the net capital requirements of the Securities and Exchange Commission ("SEC") and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently exceeded the minimum requirements. At September 25, 1998, the Company's net capital of $18,554,304 exceeded the minimum requirement by $15,893,439. Net capital was comprised entirely of stockholders' equity less certain regulatory adjustments.

Management believes that funds provided by earnings combined with its existing liquid capital base and its present lines of credit, are fully adequate to meet the Company's financing needs for the foreseeable future.


YEAR 2000 ISSUES

When the date changes to January 1, 2000, there is general concern that some computer systems may not correctly identify the numeral "00" as the Year 2000, but instead as 1900 or some other date. Such an error could seriously disrupt information processing, communications, and impede commerce.
Because the Company relies on information processing and communications to conduct its business, the Year 2000 issue is of concern to the Company. In response to this concern, the Company has formed a Year 2000 Committee, which includes members of senior management, to identify and evaluate its Year 2000 issues, and take corrective action. This committee reports to the Audit Committee of the Board of Directors.

The Company relies heavily on a third party service bureau for processing the vast majority of its business transactions. Communications from the service bureau indicate that it (a) is aware of its Year 2000 issues, (b) has assessed these issues, (c) has completed remediation of its core computer processing programs to make them Year 2000 compliant as of March 31, 1998, and (d) has completed internal testing of the programs and placed them into production as of June 30, 1998. On July 15, 1998, the service bureau began the process of "street wide" testing of its interfaces with major service providers and participants in the securities industry, including stock exchanges, major banks, execution services providers, clearing firms, depositories, and information service providers. A testing schedule provided by the service bureau indicates the status of ongoing "point to point" testing with these industry participants. The testing schedule indicates that all participants have been notified, testing has been completed with 6 participants and is currently scheduled for 10 other participants. The service bureau expects this testing to be completed by the end of April 1999. In addition, the service bureau will be participating in a broad securities industry testing program in March and April of 1999. The service bureau also has a program of monitoring the Year 2000 readiness of entities which it is dependent upon and has provided the Company a status report of their dependencies. The Company believes the service bureau is adequately preparing and will be ready to successfully handle the Year 2000 event. However, any failure on the part of the service bureau would result in a serious disruption to the Company's ability to record and process transactions. Virtually all of the Company's revenues are dependent on its ability to process securities transactions on behalf of its own and customers' accounts. In the event the service bureau is unable to process these transactions, the Company would encounter significant operational difficulties. The Company does not currently have a contingency plan in the event the service bureau is unable to cope with the Year 2000. However, should the service bureau indicate at any time that it or its service providers will be unable to be Year 2000 compliant by December 31, 1999, contingency plans would be developed at that time. Other scenarios which would seriously disrupt the Company's operations would include any major disruption in telephone or electrical service.

In addition to the data processing service bureau, the Company maintains other computer systems to provide a variety of data processing tasks such as general ledger, fixed asset accounting, trading support, broker workstation and portfolio support. Most of these programs are believed to be Year 2000 compliant based upon the Company's communications with its vendors. Broker workstation software has been upgraded for Year 2000 compliance at the server level, while desktop level software is expected to be upgraded for YEAR 2000 compliance by December 31, 1998. The Company relies on financial institutions and service providers for telecommunications, financial services, market quotes and information, printing, and other services which are important to the continued operation of its business. The Company has identified its critical third party service providers and continues to monitor their readiness for the Year 2000. Where adequate information is not yet on file for these providers, the Company plans to make further written inquires prior to December 31, 1998.

The activities of the Year 2000 Committee have thus far been carried out utilizing existing personnel. The cost of Year 2000 remediation on the part of the major third party service bureau is not directly billed to the Company or itemized in such a manner as to result in an explicit incremental cost to the Company. Although the Company may employ additional personnel for Year 2000-related tasks over the next 15 months, it is not anticipated the costs to address the Year 2000 issues will have a material effect on its financial position or results of operations.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

On July 17, 1998, 732 shares of the Company's Common Stock, valued at $17,989, were issued to the Company's three outside Directors as consideration for their services as Directors for the fiscal year ended June 26, 1998. In issuing these securities, the Company is relying upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6:  Exhibits and Reports on Form 8-K

  (a)  Exhibits

    11.1 - Statement Re: Computation of Per Share Earnings

    27.1 - Financial Data Schedule BD

  (b)  Reports on Form 8-K

    The Registrant filed a Current Report on Form 8-K on August 10, 1998, which reported the announcement of the Company's plan to merge with BB&T Corporation.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT & STRINGFELLOW FINANCIAL, INC. (Registrant)

Signatures                                         Date


/s/John Sherman, Jr.                      November 9, 1998
John Sherman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/Mike D. Johnson                        November 9, 1998
Mike D. Johnston
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)