Form 10-Q/A
period 1998-09-25
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1998-11-17
CIK 802555

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

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
For the Quarters Ended September 25, 1998 and September 26, 1997
                          (Unaudited)

                                            September 25, September 26,
                                                 1998          1997
REVENUES
  Commissions                                $ 13,363,363 $ 13,092,403
  Principal transactions                        2,952,811    3,937,695
  Investment banking                            2,015,213    3,284,357
  Interest and dividends                        2,882,349    2,266,577
  Advisory and administrative service fees      2,672,686    2,692,741
  Other                                           -56,877      170,418

  Total Revenues                               23,829,545   25,444,191

EXPENSES
  Employee compensation and benefits           14,564,914   16,331,921
  Communications                                1,261,153    1,033,227
  Occupancy and equipment                       1,424,218    1,225,729
  Advertising and sales promotion                 699,151      565,008
  Postage, stationery and supplies                794,052      646,918
  Brokerage, clearing and exchange fees           467,640      454,765
  Data processing                                 520,391      455,752
  Interest                                      1,153,111      915,322
  Other operating expenses                      1,508,332    1,241,085

  Total Expenses                               22,392,962   22,869,727

  Income before income taxes                    1,436,583    2,574,464

  Income taxes                                    629,400      949,000

  NET INCOME                                    $ 807,183  $ 1,625,464


  Earnings per share, basic                         $0.24        $0.51

  Earnings per share, diluted                       $0.23        $0.48

  Dividends declared per share                      $0.30        $0.09

  Weighted average common shares outstanding    3,334,894    3,170,201

  Weighted average common shares and dilutive
    potential common shares outstanding         3,561,136    3,363,933

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

SCOTT & STRINGFELLOW FINANCIAL, INC. (Registrant)

Signatures                                         Date


/s/John Sherman, Jr.                      November 17, 1998
John Sherman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/Mike D. Johnson                        November 17, 1998
Mike D. Johnston
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)