Form 10-Q
period 1998-12-31
SCOTT & STRINGFELLOW FINANCIAL INC
filed 1999-02-12
CIK 802555

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1998

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

                   Yes   X          No ....




On February 11, 1998, there were 3,553,517 shares of Scott & Stringfellow Financial, Inc. Common stock, par value $.10, issued and outstanding.







             SCOTT & STRINGFELLOW FINANCIAL, INC.

                             INDEX

                                                   Page Number


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Statements of Financial Condition -
     December 31, 1998 (unaudited) and June 26, 1998                 3

     Consolidated Statements of Income (unaudited) -
     Three months ended December 31, 1998
      and December 31, 1997                                          4

     Consolidated Statements of Income (unaudited) -
     Six months ended December 31, 1998
      and December 31, 1997                                          5

     Consolidated Statements of Cash Flows (unaudited) -
     Six months ended December 31, 1998
      and December 31, 1997                                          6

     Notes to Consolidated Financial Statements                      7

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8

PART II. OTHER INFORMATION


  Item 4. Submission of Matters to a Vote of
   Security Holders                                                 12

  Item 6. Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                          13

EXHIBITS













PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                             December 31,    June 26,
                                                 1998          1998

ASSETS
  Cash and cash equivalents                   $ 4,464,159  $ 3,218,034
  Cash segregated under Federal regulations         2,142        5,397
  Receivable from brokers, dealers and
    clearing organizations                      3,481,551    8,342,188
  Receivable from customers                   129,921,794  123,667,772
  Trading and investment securities,
    at market value                            17,002,425   12,470,571
  Exchange memberships, at adjusted cost          838,100      838,100
  Equipment and leasehold improvements,
    less depreciation and amortization          5,200,093    4,993,196
  Deferred income taxes                         2,038,429    1,703,429
  Other assets                                 13,309,549   12,754,076

Total Assets                                 $176,258,242 $167,992,763

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Drafts payable                            $   4,119,626$           0
  Short term bank loans                                 0   18,900,000
  Payable to brokers, dealers and clearing
    organizations                               3,829,533    6,134,290
  Payable to customers                        109,843,425   89,810,049
  Securities sold, but not yet purchased,
    at market value                               323,978    2,550,751
  Accounts payable, accrued compensation
    and other liabilities                      20,798,204   16,311,773

  Total Liabilities                           138,914,766  133,706,863

Stockholders' Equity
  Common stock, $0.10 par value; Authorized
    10,000,000 shares; Issued and outstanding
    3,525,786 and 3,277,657 shares                352,579      327,767
  Additional paid-in capital                   17,711,326   15,430,595
  Retained earnings                            20,589,328   20,251,287
  Less: subscriptions receivable               -1,309,757   -1,723,749

  Total Stockholders' Equity                   37,343,476   34,285,900

Total Liabilities and Stockholders' Equity   $176,258,242 $167,992,763

See notes to consolidated financial statements.


       SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
  For the Three Months Ended December 31, 1998 and December 31, 1997
                          (Unaudited)


                                                  1998        1997

REVENUES
  Commissions                                $ 14,016,695 $ 13,190,859
  Principal transactions                        3,550,311    4,022,449
  Investment banking                            2,767,020    4,247,155
  Interest and dividends                        2,907,374    2,441,550
  Advisory and administrative service fees      2,806,239    3,287,741
  Other                                           743,478      136,593

  Total Revenues                               26,791,117   27,326,347

EXPENSES
  Employee compensation and benefits           16,920,462   17,051,587
  Communications                                1,153,902      912,516
  Occupancy and equipment                       1,535,901    1,377,961
  Advertising and sales promotion                 721,341      771,560
  Postage, stationery and supplies                722,267      700,215
  Brokerage, clearing and exchange fees           534,265      495,605
  Data processing                                 537,804      497,393
  Interest                                      1,099,801      919,126
  Other operating expenses                      2,017,126    1,889,775

  Total Expenses                               25,242,869   24,615,738

  Income before income taxes                    1,548,248    2,710,609

  Income taxes                                    616,600      995,000

  NET INCOME                                    $ 931,648  $ 1,715,609


  Earnings per share, basic                         $0.27        $0.54

  Earnings per share, diluted                       $0.25        $0.50

  Dividends declared per share                      $0.10        $0.09

  Weighted average common shares outstanding    3,510,266    3,189,392

  Weighted average common shares and
   dilutive potential shares outstanding        3,678,688    3,420,412

  See notes to consolidated financial statements.



     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended December 31, 1998 and December 31, 1997
                          (Unaudited)


                                                  1998        1997

REVENUES
  Commissions                                $ 27,380,058 $ 26,283,262
  Principal transactions                        6,503,122    7,960,144
  Investment banking                            4,782,233    7,531,512
  Interest and dividends                        5,789,723    4,708,127
  Advisory and administrative service fees      5,478,925    5,980,482
  Other                                           686,601      307,011

  Total Revenues                               50,620,662   52,770,538

EXPENSES
  Employee compensation and benefits           31,485,376   33,383,508
  Communications                                2,415,055    1,945,743
  Occupancy and equipment                       2,960,119    2,603,690
  Advertising and sales promotion               1,420,492    1,336,568
  Postage, stationery and supplies              1,516,319    1,347,133
  Brokerage, clearing and exchange fees         1,001,905      950,370
  Data processing                               1,058,195      953,145
  Interest                                      2,252,912    1,834,448
  Other operating expenses                      3,525,458    3,130,860

  Total Expenses                               47,635,831   47,485,465

  Income before income taxes                    2,984,831    5,285,073

  Income taxes                                  1,246,000    1,944,000

  NET INCOME                                  $ 1,738,831  $ 3,341,073


  Earnings per share, basic                         $0.51        $1.05

  Earnings per share, diluted                       $0.48        $0.98

  Dividends declared per share                      $0.40        $0.18

  Weighted average common shares outstanding    3,422,580    3,180,053

  Weighted average common shares and
    dilutive potential shares outstanding       3,619,912    3,399,514



  See notes to consolidated financial statements.


     SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 1998 and December 31, 1997
                          (Unaudited)

                                                          1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 1,738,831   $ 3,341,073
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                        976,525       935,339
  Deferred income taxes                               -335,000       -20,000
  Loss on disposition of fixed assets                   42,812        22,863
  Changes in assets and liabilities:
  Cash segregated under Federal regulations              3,255       669,401
  Receivable from brokers, dealers and
   clearing organizations                            4,860,637    -1,652,922
  Receivable from customers                         -6,246,195   -12,045,245
  Trading securities                                -4,263,128    -4,053,915
  Other assets                                         313,699      -783,371
  Payable to brokers, dealers and
   clearing organizations                           -2,304,757    -2,077,578
  Payable to customers                              20,033,376     2,945,914
  Securities sold, but not yet purchased            -2,226,773     1,637,819
  Accounts payable, accrued compensation
    and other liabilities                            4,461,618     6,209,025
NET CASH PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES                                         17,054,900    -4,871,597

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in drafts payable                       4,119,626     2,871,286
  Net change in short term bank loans              -18,900,000     4,150,000
  Cash dividends paid                               -1,375,977      -572,186
  Purchase and retirement of common stock                    0      -651,427
  Issuance of common stock                           2,719,535     1,179,085
NET CASH PROVIDED BY(USED FOR) FINANCING
  ACTIVITIES                                       -13,436,816     6,976,758

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of not readily
   marketable securities                                84,123        47,477
  Purchases of not readily marketable securities      -352,849        -2,000
  Proceeds from disposition of fixed assets             16,775         1,963
  Purchases of fixed assets                         -1,236,603    -1,705,311
  Repayment of loans receivable                         38,826        96,567
  Increase in loans receivable                        -922,231    -1,401,413
NET CASH PROVIDED BY (USED FOR) INVESTING
 ACTIVITIES                                         -2,371,959    -2,962,717

Net increase (decrease) in cash and cash
 equivalents                                         1,246,125      -857,556
Cash and cash equivalents at beginning of period     3,218,034     6,566,361
Cash and cash equivalents at end of period         $ 4,464,159   $ 5,708,805

Cash paid during the period for interest           $ 2,012,526   $ 1,838,509
Cash paid during the period for income taxes       $ 1,210,733   $ 1,854,925

See notes to consolidated financial statements.


  SCOTT & STRINGFELLOW FINANCIAL, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  December 31, 1998

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

  These interim consolidated financial statements are unaudited; however, such information reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the period in accordance with generally accepted accounting principles. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of the results which might be expected for the full fiscal year. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Company's annual report for the fiscal year ended June 26, 1998.


2. NET CAPITAL REQUIREMENTS
  As a registered broker-dealer and a member of the New York Stock Exchange ("NYSE"), the Company's wholly-owned subsidiary, S&S, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1). S&S has elected to utilize the alternative method of the Rule, which prohibits a broker-dealer from engaging in any transactions which would cause its "net capital" to be less than 2% of its "aggregate debit balances" arising from customer transactions, as those terms are defined in the Rule. The NYSE may also impose restrictions on S&S's business if its net capital falls below 5% of aggregate debit balances. At December 31, 1998, the Company's net capital of $18,370,569 was 13% of its aggregate debit balances and was $15,579,191 in excess of its minimum regulatory requirement.

3. COMMON STOCK
  During the quarter ended December 31, 1998, the Company issued 44,245 shares of common stock pursuant to the exercise of employee stock options for net proceeds of $395,275. The Company did not repurchase any shares during the quarter.

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




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's primary subsidiary, S&S, conducts a full-service, securities brokerage and investment banking business through 32 branch offices located in Virginia, North Carolina, South Carolina, and West Virginia. As a full service firm, S&S's securities brokerage activities include retail and institutional brokerage and the distribution of mutual funds, money market funds, and insurance products. S&S also offers specialized financial services including individual retirement account custodial services, portfolio evaluation, financial planning, and managed account services. S&S also provides loans to clients which are secured by marketable securities held in margin accounts. These brokerage activities are supported by an in-house equity research department and trading desks for over-the-counter equities, municipal bonds, and taxable fixed income securities. The Company's investment banking activities include the management of and participation in underwritings of corporate and municipal securities and financial advisory services to public and private companies and municipalities. Additionally, SSCM provides fee-based, investment advisory services to both individual and institutional clients. As of December 31, 1998, the Company employed approximately 637 people including 255 employees with full-time investment broker responsibilities.

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

PROPOSED MERGER WITH BB&T CORPORATION

On August 10, 1998, the Company announced that it had entered into an Agreement and Plan of Reorganization with BB&T Corporation, a North Carolina corporation ("BB&T"). Pursuant to the agreement, the Company will be merged with and into BB&T, with BB&T as the surviving corporation. Under the agreement, one share of BB&T common stock will be exchanged for each share of the Company's common stock. On September 16, 1998, the agreement was amended to provide that the merger would be accounted for as a purchase. The Company's shareholders approved the transaction at the Company's annual meeting on January 13, 1999.(See Part II Item 4 - Submission of Matters to a Vote of Security Holders.) The Company is currently working with BB&T to obtain the required regulatory approvals and expects the merger to close on or before March 26, 1999.

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1998

For the quarter ended December 31, 1998, net earnings were $932,000, a 46% decline from $1,716,0000 reported for the second quarter of fiscal 1998. Pre-tax net income declined by 43%, while the Company's effective income tax rate increased from 37% to 40% primarily due to $135,000 of non-deductible merger-related expenses. Diluted earnings per share for the second quarter declined 50%, from $0.50 to $0.25, as weighted average shares and dilutive potential shares increased by 8% due to an increase in outstanding shares from the exercise of stock options, as well as an increase in the Company's stock price from the year-ago period. Absent non-recurring merger charges, diluted earnings per share would have been $0.29 for the quarter.

Total revenues for the quarter were $26,791,000, a decline of 2% from $27,326,200 reported for the same period last year. The most significant decline in revenue was investment banking, which declined by $1,480,000, or 35%, due to a lack of equity underwriting activity during the months of November and December. Advisory and administrative fees also declined from the prior year due to a $1,186,000 decline in advisory fees, which was related to a decline in assets under management at SSCM, as a result of the transfer of advisory contracts to Atlantic Capital Management in February 1998. This decline was partially offset by increases in managed account fees of $325,000 and money market fees of $252,000, as client assets invested in those products increased. Revenue categories which increased included commissions from agency transactions, which increased by $826,000, or 6%, due primarily to increased trading volume on listed stocks and listed options, as well as sales of annuity products. Revenue from principal transactions declined by 12% due primarily to a decline in trading volume in over-the-counter stocks in which the Company makes a market. Finally, the $607,000 increase in other income was the result of a $467,000 of market index gains on investments funding the Company's deferred compensation plan, as well the Company's equity in net earnings of Atlantic Capital Management, which was not a factor last year.

While revenues decline by 2%, total expenses increased by 3% to $25,243,000 from $24,616,000 in the year-earlier period. Employee compensation and benefits, the Company's largest expense item, declined by 1% due to a decline in variable compensation corresponding to lower revenues and profitability, partially offset by increases in professional salaries expense and participant earnings in the Company's non-qualified deferred compensation plan. Total employee headcount at December 31, 1998 was 9% higher than at December 31, 1997. Communications expense increased by 27% from last year due to increased costs for leased telephone lines, telephone service, and quote services. Occupancy and equipment increased by 12%, primarily as a result of increased rent expenses for both facilities and equipment. Postage, stationary and supplies increased by 3% as increases in printed material costs were partially offset by a decline in monthly processing charges for client account statements. Advertising and sales promotion declined by 7% due to a reduction in expenses for client seminars, marketing brochures, and incentive sales trips. Data processing expense increased by 8% due to an increase in the number of trade tickets run as compared to last year. Non-recurring merger expenses of $135,000 accounted for the 7% increase in other operating expenses.


Interest and dividend revenues increased by $466,000, or 19%, as a result of continued growth in receivable balances from customer margin accounts which more than offset a decline of approximately 50 basis points in the average "broker call" interest rate upon which the Company's margin lending rates are based. Interest expense increased by 20% as a result of interest paid on higher levels of customer credit balances on IRA accounts, partially offset by a decline in the short term interest rate paid on these accounts.

RESULTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 1998

For the six month period ended December 31, 1998, net income was $1,739,000, or $0.48 per diluted share, as compared to $3,341,000, or $.98 per diluted share, reported last year.

Total revenues for the six month period were $50,621,000, a decline of 4% from the first half of fiscal 1998. As with the quarterly comparison, results for the period reflected a decline in investment banking revenues; the Company experienced a drought in managed equity offerings from the period August through November 1998 while the prior year results reflected a relatively strong period of managed equity offerings. Due primarily to a decline in assets under management within the Company's investment advisory subsidiary, revenue from advisory and administrative services fees for the comparative six month periods declined by 8%. Partially offsetting these declines was a modest 4% increase in commission revenues from agency transactions.

Total expenses for the six month period of $47,636,000 were virtually unchanged
from the prior year.   Employee compensation and benefits expense, which
represents 66% of the Company's total expenses, declined by 6% from the previous period primarily as a result of lower levels of variable compensation corresponding to the decline in revenues and profitability. Excluding compensation and interest expense, however, total operating expenses increased by 13%. Expenses which accounted for this increase included communications expense as a result of increased cost for telephone and data communications, occupancy and equipment, which increased by 14% as a result of higher office space rent associated with additional space leased on downtown Richmond as well as new and expanded branch offices, and postage, stationary and supplies, which increased by 13% as a result of office cabling projects and increased costs for general supplies and printed material, partially offset by a reduction in monthly client statement processing costs. Other operating expenses, which increased by 13%, included merger-related expenses of $235,000.

Both interest income and interest expense increased by 23% from the year-earlier period as growth in customer balances, both margin and cash, offset a decline in short term interest rates which occurred during the last three months of calendar 1998.

LIQUIDITY AND CAPITAL RESOURCES

As set forth in the Consolidated Statement of Cash Flows contained in this report, the Company's primary sources of cash flow are the net cash provided from the earnings of the Company and from increases in the amounts payable to customers and other short-term indebtedness incurred in the normal course of the Company's securities brokerage business.

For the six month period ended December 31, 1998, operating activities provided net cash of $17,055,000 as customer credit balances, primarily cash balances in individual retirement accounts, increased by $20,033,000, which more than offset $6,246,000 of increase in customer receivable balances and $4,263,000 increase in the Company's securities trading inventories. Because of the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and somewhat arbitrary. These changes are often short term in nature and therefore are not very useful indicators of long-term trends in the Company's liquidity and capital resources. However, the Company has generally experienced 15% to 25% annual growth in customer receivable and payable balances in recent years.

Net cash flow of $13,437,000 was used by financing activities, which included cash dividends of $1,376,000, including a special dividend of $0.20 paid to shareholders in October, and repayment of short term bank loans of $18,900,000. Daily bank borrowing during the six month period generally declined with the increase in customer credit balances. Issuances of the Company's common stock during the period totaled $2,720,000, mainly the result of stock option exercises, while the Company did not repurchase any shares pending the proposed merger with BB&T Corporation. Investing activities during the period used net cash of $2,372,000, which included $1,237,000 in purchases of fixed assets and $922,000 of new loans, primarily to newly recruited investment brokers and other employees. Over the six month period, the Company's overall net cash position increased by $1,246,000.

At December 31, 1998, approximately 88% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by customer credit balances (excess funds kept by customers with the Company), short-term bank borrowings and equity capital. The Company utilizes short-term bank borrowings under established lines of credit with several banking institutions. A total of $55,000,000 in approved lines of credit was available to the Company at December 31, 1998, with no balances outstanding. In addition, the Company has sources of credit available on a intra-day basis to finance the settlement of underwriting obligations. The Company had no other debt obligations outstanding at that date.

The Company is subject to the net capital requirements of the Securities and Exchange Commission ("SEC") and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers.
The Company has consistently operated in excess of the minimum requirements.
At December 31, 1998, the Company's net capital of $18,370,569 exceeded the minimum requirement by $15,579,191. Net capital was comprised entirely of stockholders' equity less certain regulatory adjustments. The ratio of net capital to aggregate debit items was 13% at December 31, 1998, as compared to 15% at December 31, 1997. Although the dollar amount of net capital increased from the prior year, the decline in the net capital ratio was the result of the growth in customer margin balances.

Management believes that funds provided by earnings combined with its existing liquid capital base and its present lines of credit, are fully adequate to meet the Company's financing needs for the foreseeable future.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of shareholders of Scott & Stringfellow Financial, Inc. was held in Richmond, Virginia on January 13, 1999.

The shareholders considered and voted upon a proposal to approve the amended and restated agreement and plan of reorganization dated as of September 16, 1998, and a related amended and restated plan of merger, pursuant to which Scott & Stringfellow Financial, Inc. will merge with and into BB&T Corporation, and each share of common stock of Scott & Stringfellow outstanding immediately prior thereto will be converted into the right to receive one share of common stock of BB&T. The shareholders approved this proposal by a vote of 2,793,226 shares for, 14,577 against, and 745 shares abstaining.

Four persons were nominated and elected to a three year term of membership on the Company's board of directors. Robert L. Hintz was elected with 3,172,933 share votes for and 5,876 share votes withheld. Charles E. Mintz was elected with 3,175,472 share votes for and 3,337 share votes withheld. David Plageman was elected with 3,164,399 share votes for and 14,410 share votes withheld. John Sherman, Jr. was elected with 3,175,472 share votes for and 3,337 share votes withheld.

The shareholders also ratified the appointment of KPMG Peat Marwick, LLP as independent certified public accountants for the Company for the fiscal year ending June 25, 1999 by a vote of 3,171,943 votes for, 5,779 against, and 1,087 shares abstaining.

Item 6:  Exhibits and Reports on 8-K

  (a)  Exhibits

    Exhibit 11 - Statement Re: Computation of Per Share Earnings - See Separate Document

    Financial Data Schedule BD - See Separate Document

  (b)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended December 31, 1998.










SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






SCOTT & STRINGFELLOW FINANCIAL, INC. (Registrant)

Signatures                                         Date


/s/John Sherman, Jr.                           February 12, 1999
John Sherman, Jr.
President and Chief Executive Officer
(Principal Executive Officer)


/s/Mike D. Johnston                            February 12, 1999
Mike D. Johnston
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)